Form 10KSB
period 1999-12-31
GREAT WALL FOOD & BEVERAGE CORP
filed 2000-03-23
CIK 1066281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
 (Mark One)

/X/ Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999.
/ /  Securities   Exchange   Act  of  1934  for  the   transition   period  from
     ___________________ to ________________________.

Commission file number 0-27489

                    Great Wall Food and Beverage Corporation
                 (Name of Small Business Issuer in Its Charter)


            Florida                                         59-2624574
-------------------------------                  -------------------------------
(State or Other Jurisdiction of                  (I.R.S. Employer Identification
  Incorporation or Organization)                             Number)

1543 Bayview Avenue, Suite 409, Toronto, Ontario, Canada                M4G3B5
      (Address of Principal Executive Offices)                        (Zip Code)

                                 (416) 489-5490
                            Issuer's Telephone Number

Securities to be registered pursuant to Section 12(b) of the Act:
         (Title of class)                   Name of exchange on which registered
             None

Securities to be registered under Section 12(g) of the Act:
                     $.001 Per Share Par Value Common Stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements for the past 90 days.
Yes  X   No
    ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The revenue for its most fiscal year was $-0-.

The last quoted bid price for the Issuer's Common Stock was on September 30, 1999 more than 60 days prior to this report. On February 29, 2000, there were 2,669,664 shares of Common Stock outstanding held by non-affiliates of the Issuer.

The Issuer has never been involved in bankruptcy proceedings.

The number of shares outstanding of the Issuer's common stock as of February 29, 2000 was 3,676,664.

Documents incorporated by reference. There are no: (1) annual report to security holders; (2) proxy or information statements; or (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act") incorporated by reference herein.

                     Traditional Small Business Disclosures
                               Format (Check one):
                                 Yes  X  No
                                     ---   ---

                                     PART I

The Issuer, Great Wall Food and Beverage Corporation, a Florida corporation, is electing to furnish the information required by Items 6-12 of Model B of Form 1-A under Alternative 2 of Form 10-SB.

Item 1A.  Company Risk Factors.
--------  ---------------------

     The Issuer and its outstanding securities are subject to risks including those set out in this Item 1A.

     WE HAVE NO INCOME PRODUCING OPERATIONS OR ASSETS WHICH CAUSE A CONTINUING DEPLETION OF OUR ASSETS. The Issuer presently has no material income producing operations or assets. Unless the Issuer is successful in its efforts to enter into a business combination or acquisition of assets resulting in operational income, the Issuer's assets will be depleted.

     WE HAVE NOT PRESENT ARRANGEMENTS FOR A BUSINESS COMBINATION OR ASSET ACQUISITION. The Issuer has no present arrangements for, or ongoing negotiations with respect to any business combination or asset acquisition. Unless the Issuer can enter into such an arrangement it will have to acquire additional capital or cease operations.

         THE COST OF MAINTAINING THE REGISTRATION OF OUR STOCK UNDER SECTION 12(G) OF THE SECURITIES EXCHANGE ACT WILL CONTINUE OUR OVERHEAD AND ASSET DEPLETION. The cost of complying with the reporting requirements created by the registration of our common stock will materially increase the Issuer's administrative overhead and accelerate the depletion of its assets.

     WE HAVE NO PRESENT ARRANGEMENTS TO ACQUIRE ANY ADDITIONAL CAPITAL NEEDED TO CONTINUE OUR EXISTENCE. The Issuer has no present arrangement under which it might acquire any additional capital needed to continue its existence. There is no assurance that it will be able to develop any such capital source.

     WE HAVE NO ASSURANCE THAT ANY BUSINESS COMBINATION OR ASSET ACQUISITION WE MIGHT MAKE WILL BE SUCCESSFUL. There is no assurance that any business combination or asset acquisition entered into by the Issuer will result in successful income producing operations.

Item 1.  Description of the Business.
-------  ----------------------------
(Item 6 of Model B of Form 1A)

     The Issuer was organized in 1980 as a Florida corporation named Ronnie Interior Designs, Inc. (which was changed to Ronnie Systems, Inc. on 1997). It was formed to engage in the interior design business. These business operations became dormant in 1995.

     In March of 1998, the Issuer was reorganized. Its Articles of Incorporation were amended to: (i) change its name to Great Wall Food and Beverage Corporation; (ii) change its authorized capital to its present structure; and
(iii) reverse split its then outstanding 100,000 shares of Common Stock into 10,000 shares (one new share for each ten old shares). Ms. Patti Cooke, President and a director of the Issuer, became its then sole officer and director.

     As part of the reorganization, the Issuer's Board of Directors authorized the Issuer to acquire all of the outstanding 1,700,000 shares of Food & Beverage Masters (China), Inc., an unaffiliated Delaware corporation in exchange for 1,700,000 shares of the Issuer's Common Stock. It was represented to the Issuer that the Delaware company owned 80% of a joint venture with the Changzhou Dairy Company. This Chinese company owned and operated a dairy processing plant. These facilities were located in Changzhou, China in the Yangtze River Delta in the Jiangsu Province of China. The Chinese Joint Venture was to produce and market bagged milk, yogurt, ice cream and related dairy products in the Changzhou area. In addition, the proposed Delaware subsidiary was exploring the formation of another venture with a different Chinese partner. The purpose of the second proposed venture was to bottle and market low and non-alcoholic drinks.

     The Issuer was also authorized to issue a total of 6,760,000 shares of Common Stock to six other companies and individuals who were to furnish
assignments  of  intangible   assets  and  services  to  the  proposed   Chinese
operations.

     The Issuer then made a cash offering of shares of its Common Stock at $.15 per share to raise capital for the pending Chinese operations. The offering was made from March through August of 1998. A total of 2,666,664 shares were sold for $399,999.60 in gross proceeds. The offering was made pursuant to the exemption from the registration requirements of Section 5 of the Securities Act of 1933 provided in Rule 504 of Regulation D adopted under that Act.

     Following the offering the Issuer proceeded to pursue the proposed transaction. However, during these efforts the Issuer learned that the Chinese project, its assets and operations were not as represented. In October of 1998, the Issuer terminated the proposed venture. None of the stock authorized for the Chinese project was issued.

     The Issuer spent approximately $315,000.00 on the Chinese project prior to its termination. Included in these costs were $100,000.00 deposited on the purchase of milk processing and bottling equipment which purchase was not completed. The Issuer believes that it is entitled to a refund of all of the deposit. The Issuer and the equipment manufacturer have orally agreed that the deposit will be refunded to the Issuer in five equal installments commencing in March 2000. The Issuer is in the process of getting this understanding reduced to a written agreement.

     In August of 1999, Hatchment Holdings, Ltd., a company wholly owned by Bradley R. Wilson, an officer and director of the Issuer, purchased 1,000,000 shares of the Issuer's Common Stock for cash at $.05 per share for a total of $50,000. As of December 31, 1999, this $50,000 in additional capital, approximately $70,000 in remaining proceeds from the Rule 504 offering and the claim for the refund of the $100,000 deposit are the only material assets of the Issuer. At that date it had no material liabilities.

     The Issuer's present business plan is to complete the registration of its Common Stock under Section 12(g) of the Securities Exchange Act of 1934 ("Exchange Act") through the filing of this Form 10-SB and to find a new business opportunity. The Issuer will seek and attempt to enter into a business combination or acquisition of assets by which it will become engaged in an active business venture. It is likely that if such a transaction is made it will involve control of the Issuer being acquired by the other party to the transaction.

     These are no present arrangements for, or ongoing negotiations with respect to, such a business combination with the Issuer. The Issuer has no present knowledge of any specific candidate for a business combination. Issuer's management believes that it has sufficient funds to pursue its search for a potential business combination for at least the period through September of 2000. It is not presently possible to predict if any business combination entered into by the Issuer during that period will require the raising of additional capital.

     From March of 1998 through December of 1999, the Issuer had no paid employees. During that period, a company owned by the President of the Issuer was paid $17,000.00 for administrative services performed for the Issuer. Commencing January 1, 2000, the President and Vice President became part-time employees of the Issuer at a monthly salary of $1,000.00 each. These salaries will be accrued and not paid until the Issuer has sufficient income or funds to pay them. Through September of 2000 or until the Issuer enters into a business combination, it is anticipated that they will be the only paid employees of the Issuer. During that period its directors will serve without compensation for their services as such. They will be reimbursed for expenses incurred in the performance of their duties. It is not now possible to estimate what employees the Issuer may have if it enters into a business combination during the year 2000.

Item 2.  Description of Property
-------  -----------------------
(Item 7 of Model B of Form 1A)

     The Issuer has no materially important physical properties. Its only material assets are its cash or cash equivalents and its claim for a refund of $100,000 for an equipment deposit. See Item 1. above.

     The Issuer's present operations are conducted at the residence office of its President and through the use of a mail drop at 1543 Bayview Avenue, Suite 409, Toronto, Ontario, Canada M4G3B5. The Issuer's President has not previously and will not in the future charge the Issuer for its use of these facilities.

Item 3.  Directors, Executive Officers and Significant Employees.
-------  --------------------------------------------------------
(Item 8 of Model B of Form 1A)

     The following table sets forth information regarding the directors and executive officers of the Company.

                                                                Beginning
                                                                   of
     Name                 Age      Positions                      Term
     ----                 ---      ---------                    ---------

     Patti Cooke           44      President and Director          3/98

     Bradley R. Wilson     41      Vice President, Secretary,      8/99
                                   And Director

     There are no family relationships among any of the directors and/or executive officers of the Issuer. The Issuer does not have any significant employee who is not also an executive officer.

     Patti Cooke has served as the President and a director of the Issuer since March of 1998. From January of 1993 until February of 1996, Ms. Cooke was the owner and President of Wellington Cooke Gallery, an art gallery in Toronto, Ontario. Since February of 1996 she has been employed as the Secretary and Administration Manager for Hatchment Holdings, Ltd., a financial services company in Toronto, Canada and principal shareholder of the Issuer. Since March of 1995 she has served as a director of Sagewood Resources LTD, a Toronto based public company in the oil and gas business. Ms. Cooke has served as the Secretary of Inet Commerce Conduit Corporation, a Florida corporation engaged in the business of providing advice and sales and promotional services to retailers of cosmetic products since January of 1998. Since March of 1999, she has served as a director and the Secretary of Noble Brands, Inc., an inactive Florida corporation formerly engaged in the cigar manufacturing and distribution business.

     Bradley R. Wilson became an officer and director of the Issuer in August of 1999. Since 1990, he has been the President, a director and the sole shareholder of Hatchment Holdings, Inc., a Toronto based financial services company. He has served as the president and a director of Sagewood Resources, Ltd., a Toronto based public company in the oil and gas business, since March of 1995. He has been a director of Empire Alliance Properties, Inc., a Toronto based public company in the real estate business, since February, 1998. From September of 1986 to January of 1990, Mr. Wilson was employed as a real estate broker for William Allan Real Estate Company. Limited in Toronto, Ontario. His work there was concentrated in the commercial real estate area. From 1982 to 1986, Mr. Wilson worked as a registered stockbroker with E.A. Manning, Limited in Toronto, Ontario. Upon leaving his position at E.A. Manning, Limited, Mr. Wilson allowed his securities license to lapse to enable him to become a registered real estate representative with Empire Alliance Properties, Inc. Since January of 1998, Mr. Wilson has served as president and a director of Inet Commerce Conduit Corporation, a Florida corporation engaged in the business of providing advice and sales and promotional services to retailers of cosmetic products. Since March of 1999, he has served as a director of Noble Brands, Inc., an inactive Florida corporation formerly engaged in the cigar manufacturing and distribution business.

     It is anticipated that the present officers and directors will continue to serve until the Issuer finds a new business opportunity. It is assumed that upon completion of any such transaction, persons associated with the acquired business or assets would become the Issuer's officers and directors.

Item 4.  Remuneration of Directors and Officers.
-------  ---------------------------------------
(Item 9 of Model B to Form 1A)

     Information with respect to the only remuneration paid to any of the officers and directors of the Issuer during 1999 is as follows:

1999       Patti Cooke (1)           Administrative Fee (1)         $ 5,000.00

1999       Bradley R. Wilson (2)     Consulting Fee (2)             $20,000.00
                                                                    ----------

           Total                                                    $25,000.00

     (1) These administrative fees were paid to Wellington Cooke Gallery for services performed for the Issuer by Patti Cooke. She is the sole owner of that company.
     (2) In 1998, Hatchment Holdings, Inc., a corporation owned by Mr. Wilson earned an advisory and consulting fee in the amount of $40,000.00. The fee was earned before Mr. Wilson became an officer and director of the Issuer. The Issuer paid $20,000.00 of the fee in 1998 and $20,000.00 in 1999.

     In addition, the Issuer paid cellular telephone charges for mobile telephones used by its officers and directors during the year 1999 as follows:

     ---------------------------------------------------------------------
     Period             Name of Individual           Telephone Charges (1)
     ---------------------------------------------------------------------
     1999               Patti Cooke                         $2,248.87

     1999               Bradley R. Wilson                   $1,235.61
                                                            ---------

     Total 1999                                             $3,484.48
                                                            =========


     (1) It is estimated that approximately 90% of these charges were for calls on the Issuer's business. Accordingly, approximately $350.00 of the total paid of $3,484.48 could be deemed to be compensation to the named officers and directors.

     The arrangement under which Wellington Cooke Gallery performed administrative services for the Issuer was terminated on August 31, 1999. On January 1, 2000 Patti Cooke, President of the Issuer, and Bradley R. Wilson, Vice President of the Issuer, became part-time employees of the Issuer at a monthly salary of $1,000.00 each. The salaries will be accrued and not paid until the Issuer has sufficient funds or income to pay them. During the year 2000, they will devote such time as required to administer the Issuer's activities. During that period the telephone charges to be paid on the mobile telephone used by the Issuer's officers and directors are estimated to be $2,000.00. The Issuer cannot now predict what remuneration will be paid by the Issuer to its then officers and directors if it completes the new business opportunity it is seeking and new management assumes control.


Item 5.  Security Ownership of Management and Certain Securityholders.
-------  -------------------------------------------------------------
(Item 10 to Model B of Form 1A)

     The following table sets forth information as of February 29, 2000 with respect to the ownership of the Issuer's Common Stock by each of its officers and directors, its officers and directors as a group and any shareholder owning more than 10% of the Issuer's Common Stock:

Title of                    Name and              Number of         Percent
  Class                 Address of Owner         Shares Owned       of Class
---------               ----------------         ------------       --------

Common Stock            Patti Cooke                   7,000             .2%
                        715 Millwood Road, #310
                        Toronto, Ontario M4G 1V7
                        Canada

Common Stock            Bradley R. Wilson(1)      1,000,000(1)        27.0% (1)
                        715 Millwood Road, #310
                        Toronto, Ontario M4G 1V7
                        Canada

                        All Officers & Directors
                           as a Group             1,007,000           27.2%


     (1) These shares are held of record by Hatchment Holdings, Inc., an Ontario corporation wholly owned by Mr. Wilson.

     There are no shares of the Issuer's Preferred Stock outstanding and there are no outstanding options warrants or other rights to acquire shares of either its Common or Preferred Stock.

Item 6.  Interest of Management and Others in Certain Transactions.
-------  ----------------------------------------------------------
(Item 11 to Model B of Form 1A)

     In August of 1999, Hatchment Holdings, Inc., a company wholly owned by Bradley R. Wilson, an officer and director of the Issuer, purchased 1,000,000 shares of the Issuer's Common Stock for cash at $.05 per share for a total of $50,000. The shares were acquired by the purchaser for investment and not with a view to distribution. They were issued as "restricted securities" as defined under the Securities Act of 1933, as amended ("Securities Act"). They were issued in reliance upon the exemption from the registration requirements of
Section 5 of the Securities Act provided in Section 4(2) of that statute.

     In 1998, the Issuer became obligated for an advisory and consulting fee of $40,000.00 to Hatchment Holdings, Inc. This fee was paid for services rendered in connection with the reorganization of the Issuer and the proposed transaction with the Chinese venture. (see Item 1 above). At the time the services were rendered, Mr. Wilson, the owner of Hatchment Holdings, Inc., was not an officer, director or principal shareholder of the Issuer. The Issuer paid $20,000.00 of the fee in 1998 and $20,000.00 in 1999.

                                     PART II


Item 1. Market Price of and Dividends on the Registrant's Common Equity and Other Related Shareholder Matters.
-------  -----------------------------------------------------------------------

     The Issuer's Common Stock was quoted on the OTC Bulletin Board under the symbol GWFB from March of 1998 through September 30, 1999. The Issuer has been unable to locate any reported quotes after September 30, 1999. To the knowledge of the Issuer there have been very few trading transactions in its Common Stock

     The following table sets forth high and low bid prices of the Common Stock on the OTC Bulletin Board for the periods indicated. The bid prices represent prices between dealers, which do not indicate retail markups, markdowns or commissions and the bid prices may not represent actual transactions:

      Quarter Ending:                         High           Low
      ---------------                         ----           ---

      January - March, 1998                   6 3/8          61/4
      April - June, 1998                      6 1/8          6 1/8
      July - September, 1998                  6 1/8          63/4
      October - December, 1998                6 23/32        6 3/8
      January - March, 1999                   6 3/8          61/4
      April - June, 1999                      6 1/8          6 1/8
      October - December, 1999                 ---             ---

     The number of record holders of Common Stock of the Issuer at February 29, 2000 was 13. Additional owners of the Common stock hold their shares at street name with various brokerage and depository firms (there are five such firms included in the list of record owners).

     The holders of Common Stock are entitled to receive dividends as may be declared by the Board of Directors out of funds legally available; and after payment of adequate provisions for payment of any preferential dividends due on any then outstanding Preferred Stock. The Issuer had never had any material earnings and does not presently have any capability to generate any such earnings. The Issuer has never declared any dividend. It does not anticipate declaring and paying any cash dividend in the foreseeable future.

Item 2.  Legal Proceedings.
-------  ------------------

     Neither the Issuer nor any of its property is a party or subject to any pending legal proceeding. The Issuer is not aware of any contemplated or threatened legal proceeding against it by any governmental authority or other party.

     As set forth in Item 1 of Part 1 above, the Issuer is in the process of attempting to recover a $100,000 cash deposit which was placed on a proposed purchase of equipment which was terminated. The holder of the deposit has acknowledged a responsibility to return a portion of the deposit, but has claimed a right to offset certain expenses incurred in alleged performance under the proposed equipment purchase. In the opinion of the Issuer's management, it is entitled to the return of substantially all the deposit. The Issuer retained counsel to pursue collection action including instigation of litigation, if required. The Issuer and the equipment company holding the deposit have reached an oral agreement that the deposit will be repaid in five monthly installments of $20,000 each. The Issuer is in the process of reducing the settlement to writing.

Item 3.  Changes in and Disagreements with Accountants.
-------  ----------------------------------------------

     No principal independent accountant of the Issuer or any subsidiary thereof has ever resigned, been dismissed or declined to stand for re-election.


Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------

     No matters were submitted during the calendar quarter ending December
31, 1999 to a vote of securities holders through the solicitation of proxies or otherwise.

Item 5.  Compliance with Section 16(a) of the Exchange Act.
-------  --------------------------------------------------

     Patti Cooke, President and Director of the Issuer, and Bradley R. Wilson, Vice President and Director of the Issuer, filed their initial ownership reports on a Form 3 on February 4, 2000. These reports should have been filed on or before December 10, 1999.

Item 6.  Reports on Form 8-K.
-------  --------------------

     The Issuer was not required to file any reports on Form 8-K for the calendar quarter ended December 31, 1999.

                                    PART F/S


                    GREAT WALL FOOD AND BEVERAGE CORPORATION

                              FINANCIAL STATEMENTS


                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
For the Year Ended December 31, 1999:
-------------------------------------

     Independent Auditor's Report.......................................   F-2

     Balance Sheet......................................................   F-3

     Statement of Income................................................   F-4

     Statement of Stockholders' Equity..................................   F-5

     Statement of Cash Flows............................................   F-6

     Notes to Financial Statements......................................   F-7

                             BARRY I. HECHTMAN, P.A.
                           Certified Public Accountant

                                    Member of
                              Florida and American
                                Institute of CPAs

8100 SW 81 Drive                                       Telephone: (305) 270-0014
Suite 210                                                    Fax: (305) 598-3695
Miami Florida, 33143-6603                               email: bihcpa123@aol.com





                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Great Wall Food and Beverage Corporation

We have audited the balance sheet of Great Wall Food and Beverage Corporation (a Florida corporation) as of December 31, 1999, and the related statements of operations, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Great Wall Food and Beverage Corporation as of December 31, 1998, were audited by other auditors whose report dated September 30, 1999, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1999 financial statements referred to above present fairly, in all material respects, the financial position of Great Wall Food and Beverage Corporation as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




/S/ Barry I. Hechtman, P.A.
Barry I Hechtman, P.A.
Miami, FL

March 6, 2000

                      Great Wall Food and Beverage Corporation
                                 Balance Sheets
                             (A Development Company)
                           December 31, 1999 and 1998

                                                     1999             1998

                                ASSETS
                                ------


CURRENT ASSETS
  Cash                                              $120,916         $117,838
                                                    --------         --------
      TOTAL CURRENT ASSETS                          $120,916         $117,838


OTHER ASSETS:
  Deposits Receivable                               $100,000         $100,000
                                                    --------         --------
    TOTAL OTHER ASSETS                               100,000          100,000
                                                    --------         --------

TOTAL ASSETS                                        $220,916         $217,838
                                                    ========         ========


                            LIABILITIES AND
                         STOCKHOLDERS' EQUITY
                         --------------------


LIABILITIES:
  Accounts Payable - Trade                          $      0         $  2,121
  Loans Payable Shareholders                           2,100                0
                                                    --------         --------
      TOTAL LIABILITIES                             $  2,100         $  2,121


STOCKHOLDERS' EQUITY
  Preferred Stock, $.0001 par
    value; authorized 20,000 shares
    no issued and outstanding shares
  Common Stock, $.0001 par value;
    authorized 80,000,000 shares, issued and
    outstanding 2,676,664 shares at
    December 31, 1998 and
    3,676,664 at December 31, 1999.                      368              268
  Additional Paid-in Capital                         452,125          400,232
  Accumulated Deficit                               (233,677)        (184,783)
                                                    --------         --------
      TOTAL STOCKHOLDERS' EQUITY                     218,816          215,717
                                                    --------         --------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                              $220,916         $217,838
                                                    ========         ========





                  See accompanying notes & accountants' report
                             Barry I Hechtman, P.A.

                 Great Wall Food and Beverage Corporation
                         Statements of Income
                        (A Development Company)
               For the Year Ended December 31, 1999 and 1998


                                              1999                    1998

REVENUES:
    TOTAL REVENUES                         $       0               $       0


EXPENSES
    DEVELOPMENT STAGE EXPENSES                48,661                 184,783

    REMEASUREMENT LOSS                           233                       0
                                           ---------               ---------
      NET LOSS                             $ (48,894)              $(184,783)
                                           =========               =========


      NET LOSS PER SHARE                   $   (.016)              $    (.16)
                                           =========               =========

      WEIGHTED AVERAGE COMMON
        SHARES OUTSTANDING                 3,093,331               1,119,218
                                           =========               =========

































                  See accompanying notes & accountants' report
                             Barry I Hechtman, P.A.



                                                    Great Wall Food and Beverage Corporation
                                                  Statement of Changes in Stockholders' Equity
                                                    For the Years Ended December 1998 and 1999



                                              Series A
                                          Preferred Stock              Common Stock
                                          Par Value $.0001
                                     ------------------------   -------------------------   Additional                    Total
                                                                                             Paid-In       Retained    Stockholders'
                                       Shares        Amount        Shares       Amount       Capital       Earnings       Equity
                                     ------------------------   --------------------------------------------------------------------
Balance at January 1, 1998                 -             -          100,000     $ 100       $     400     $  (1,800)   $  (1,300)

Common stock reverse stock split
from 10 shares of $.001 to 1 share
of $.0001                                                           (90,000)      (99)             99                          -

Common stock issued in
connection with 504 offering                                      2,666,664       267         399,733                    400,000

Net Loss 1998                                                                                              (182,983)    (182,983)
                                     -----------------------------------------------------------------------------------------------

Balance at December 31, 1998               -             -        2,676,664       268         400,232      (184,783)     215,717

Restricted common stock issued                                    1,000,000       100          51,893                     51,993

Net Loss 1999                                                                                               (48,894)     (48,894)
                                     -----------------------------------------------------------------------------------------------

Balance at December 31, 1999               -             -        3,676,664     $ 368       $ 452,125    $ (233,677)    $ 218,816
                                     ===============================================================================================


































                                    See accompanying notes & accountants' report
                                               Barry I Hechtman, P.A.

                    Great Wall Food and Beverage Corporation
                             Statement of Cash Flows
                   For the Years Ended December 1999 and 1998


                                                          1999           1998
                                                          ----           ----
Cash flows from operating activities:
  Net Loss                                              $(48,894)     $(184,783)
  Adjustments to reconcile net loss
    to net cash provided by operating activities:
    Deposits                                                           (100,000)
    Accounts payable                                      (2,121)         2,121
                                                        --------      ---------
  Net cash utilized by operating activities              (51,015)      (282,662)

Cash flows from investing activities:
  Net cash utilized by investing activities                    0              0

Cash flows from financing activities:
    Proceeds from sales of common stock                   51,993        400,000
    Proceeds from shareholder loans                        2,100              0
                                                        --------      ---------
  Net cash provided from financing activities             54,093        400,000
                                                        --------      ---------
Net Increase in Cash                                       3,078        117,338

Cash & Cash Equivalents balance at January 1,            117,838              0
                                                        --------      ---------
Cash & Cash Equivalents balance at December 31,         $120,916      $ 117,338
                                                        ========      =========















                  See accompanying notes & accountants' report
                             Barry I Hechtman, P.A.

Great Wall Food and Beverage Corporation
(A Development Stage Company)
 Notes to the Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization

Great Wall Food and Beverage Corporation (the "Company"), a development stage company, was incorporated in the State of Florida on August 1, 1980 as Ronnie Interior Designs, Inc. for the purpose of acquiring or merging with an existing operating company.

On October 14, 1997, Ronnie Interior Designs, Inc. changed its name to Ronnie Systems, Inc.

On  March  13,  1998,   the  Company   amended  and  restated  its  articles  of
incorporation and changed its name to Great Wall Food and Beverage Corporation.

Development Stage

The Company has operated as a development stage enterprise since its inception by devoting substantially all its efforts to the ongoing development of the Company.

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year end of December 31.

Loss per Share

The computation of loss per share of common stock is based upon the weighted average common shares outstanding during each period.

Development Stage

The Company has operated as a development stage enterprise since its inception by devoting substantially all of its efforts to the ongoing development of the Company.

Foreign Currency Translation

During 1999 the Company opened a bank account denominated in a foreign currency which is used to pay for some operational expenses. The cash is translated using rates of exchange at December 31, 1999; expenses are translated at weighted average exchange rates in effect during the year. The cumulative effect resulting from such translation is recorded as remeasurement loss in the financial statements.

NOTE 2 - DEPOSITS RECEIVABLE

The deposits were on equipment to be purchased which was not completed. The issuer has negotiated an oral agreement on the refund of the deposit in five monthly payments and is in the process of finalizing and documenting the agreement.

NOTE 3 - STOCKHOLDER'S EQUITY

The Company had the following classes of capital stock:

Series A Preferred Stock, $0.0001 par value; authorized 20,000,000 shares; issued and outstanding -0- shares.

On March 6, 1998, as part of the restated articles of incorporation, the Company combined each of the 10 common shares of the $.001 par value stock of the Company outstanding as of February 28, 1998 into 1 common share of the $.0001 par value common stock of the Company.

In November 1998, the Company completed a private offering of 2,666,664 shares of common stock at a price of $.15 per share, amounting to gross proceeds of $400,000.

In October, 1999 the Company sold of 1,000,000 shares of restricted common stock at a price of $.052 per share. Gross proceeds related to the sale were $51,993.

NOTE 4 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's intention to seek additional capital through a merger with an existing operating company and raising capital.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company neither owns or leases any real property. Fees totaling $25,000 have been paid to companies owned by shareholders during the year ended December 31, 1999 for administrative and consulting services rendered on behalf of the Company. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.

                                    PART III

1.   Index to Exhibits

          Exhibit No.      Description of Exhibits
          -----------      -----------------------

          2(a) Issuer's Amended and Restated Articles of Incorporation - Exhibit 2(a)
                           to   the    Issuer's    Registration
                           Statement  on Form  10-SB is  hereby
                           incorporated    herein    by    this
                           reference.


          2(b) Issuer's Bylaws - Exhibit 2(a) to the Issuer's Registration Statement on Form 10-SB is hereby incorporated herein by this reference.

          12(a) Form of Subscription Agreement for Rule 504 Offering - Exhibit 2(a) to the Issuer's Registration Statement on Form 10-SB is hereby incorporated herein by this reference.


          12(b) Form of Subscriber Questionnaire for Rule 504 Offering - Exhibit 2(a) to the Issuer's Registration Statement on Form 10-SB is hereby incorporated herein by this reference.


          12(c) Investment Letter for Sale of Restricted Securities - Exhibit 2(a) to the
                           Issuer's  Registration  Statement on
                           Form  10-SB is  hereby  incorporated
                           herein by this reference.

          27               Financial Data Schedule



                                   Signatures
                                   ----------

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             GREAT WALL FOOD AND BEVERAGE CORPORATION

Dated:  March 17, 2000       By:      /s/ Patti Cooke
                                      ------------------------------------------
                                      Patti Cooke, President and Principal
                                      Executive, Accounting Officer and Director

Dated:  March 17, 2000       By:      /s/ Bradley R. Wilson
                                      ------------------------------------------
                                      Bradley R. Wilson, Vice President and
                                      Principal Financial Officer and Director


      Supplemental information to be furnished With Reports Filed Pursuant to Section 15(d) Of the Exchange Act by Non-reporting Issuers


     No annual report, proxy statement, proxy form or other proxy soliciting material was sent to the Issuer's securities holders for or during the year 1999; nor is any such material to be sent to them subsequent to the filing of this Form 10-KSB.