Form 10QSB
period 2000-03-31
GREAT WALL FOOD & BEVERAGE CORP
filed 2000-05-12
CIK 1066281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 30549




                                   FORM 10-QSB




(MarkOne)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                   For the quarterly period ended March 31, 2000

[  ] TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                        For the transition period from            to
                                                       ----------    -----------
                                                 Commission file number: 0-27489
                                                                         -------

                    Great Wall Food and Beverage Corporation
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Florida                                              59-2624574
-------------------------------                              -------------------
(State or Other Jurisdiction of                              (IRS Employer
Incorporation or Organization)                               Identification No.)

1543 Bayview Avenue, Suite 409, Toronto, Ontario, Canada M4G3B5
---------------------------------------------------------------
             (Address of principal executive offices)

                                 (416) 489-5490
                           ---------------------------
                           (Issuer's telephone number)

               ---------------------------------------------------
               (Former name, former address and former fiscal year
                         (if changed since last report)




                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a Court. Yes [ ] No [ ]




                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity, as of May 4, 2000 was 3,676,664 shares of common stock.

Transitional Small Business Disclosure Format (Check one):  Yes [X]  No [  ]

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

Part I.  Financial Information


     Item 1.  Financial Statements

              Balance Sheet as of March 31, 2000                            3

              Statements of Income,
              Three Months ended March 31, 2000 and March 31, 1999          4

              Statement of Changes in Stockholders' Equity,
              Three Months Ended March 31, 2000                             5

              Statements of Cash Flows,
              Three Months Ended March 31, 2000 and March 31, 1999          6

              Notes to Financial Statements                                 7

     Item 2.  Plan of Operation                                             9


Part II. Other Information

     Item 1.  Legal Proceedings                                            10

     Item 2.  Changes in Securities                                        10

     Item 3.  Defaults in Senior Securities                                10

     Item 4.  Submission of Matters to a Vote of Securities Holders        10

     Item 5.  Other Information                                            10

     Item 6.  Exhibits and Reports on Form 8-K                             10

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
-----------------------------


                      Great Wall Food and Beverage Corporation
                                  Balance Sheet
                             (A Development Company)
                             March 31, 2000 and 1999

                                                                         2000

                                     ASSETS


CURRENT ASSETS
  Cash                                                                 $110,644
  Note Receivable                                                       100,000
                                                                       --------

TOTAL ASSETS                                                           $210,644
                                                                       ========


                                 LIABILITIES AND
                              STOCKHOLDERS' EQUITY


LIABILITIES:
  Accounts Payable - Trade                                             $    620
  Loans Payable Shareholders                                              2,100
                                                                       --------
      TOTAL LIABILITIES                                                   2,720


STOCKHOLDERS' EQUITY
  Preferred Stock, $.0001 par
    value; authorized 20,000,000 shares
    no issued and outstanding shares
  Common Stock, $.0001 par value;
    authorized 80,000,000 shares,
    issued and outstanding 3,676,664
    shares at December 31, 1999.                                            368
  Additional Paid-in Capital                                            452,125
  Accumulated Deficit                                                  (244,569)
                                                                       --------
      TOTAL STOCKHOLDERS' EQUITY                                        207,924
                                                                       --------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                                 $210,644
                                                                       ========

                      Great Wall Food and Beverage Corporation
                              Statements of Income
                             (A Development Company)
                     Three Months Ended March 31, 2000 and 1999

                                            Three Months            Three Months
                                              3/31/00                 3/31/99

REVENUES:
    TOTAL REVENUES                           $       0               $       0


EXPENSES
    DEVELOPMENT STAGE EXPENSES                  10,890                  31,738

    REMEASUREMENT LOSS                               2                     136
                                             ---------               ---------
      NET LOSS                               $ (10,892)              $ (31,874)
                                             =========               =========

      NET LOSS PER SHARE                     $  (0.003)              $  (0.012)
                                             =========               =========

      WEIGHTED AVERAGE COMMON
        SHARES OUTSTANDING                   3,676,664               2,676,664
                                             =========               =========


                                                Great Wall Food and Beverage Corporation
                                              Statement of Changes in Stockholders' Equity
                                                For the Three Months Ended March 31, 2000



                                          Preferred Stock              Common Stock
                                          Par Value $.0001
                                     ------------------------   -------------------------   Additional                    Total
                                                                                             Paid-In       Retained    Stockholders'
                                       Shares        Amount        Shares       Amount       Capital       Earnings       Equity
                                     ------------------------   --------------------------------------------------------------------
Balance at January 1, 1999                 -             -        2,676,664     $ 268       $ 400,232     $(184,783)    $ 215,717

Restricted common stock issued                                    1,000,000       100          51,893                      51,993

Net Loss 1999                                                                                               (48,894)      (48,894)
                                     -----------------------------------------------------------------------------------------------

Balance at December 31, 1999               -             -        3,676,664       368         452,125      (233,677)      218,816

Net Loss March 31, 2000                                                                                     (10,892)      (10,892)
                                     -----------------------------------------------------------------------------------------------

Balance at March 31, 2000                  -             -        3,676,664     $ 368       $ 452,125     $(244,569)    $ 207,924
                                     ===============================================================================================



                          Great Wall Food and Beverage Corporation
                               Statement of Cash Flows
                      For the Three Months Ended March 31, 2000 and 1999

                                                                2000             1999
                                                                ----             ----
Cash flows from operating activities:
  Net Loss                                                   $(10,892)        $(31,874)
  Adjustments to reconcile net loss
    to net cash provided by operating activities:
    Deposits
    Accounts payable                                              620                0
                                                             --------         --------
  Net cash utilized by operating activities                   (10,272)         (31,874)

Cash flows from investing activities:
  Net cash utilized by investing activities                         0                0

Cash flows from financing activities:
  Net cash provided from financing activities                       0                0
                                                             --------         --------
Net Increase in Cash                                          (10,272)         (31,874)

Cash & Cash Equivalents balance at January 1,                 120,916          117,838
                                                             --------         --------
Cash & Cash Equivalents balance at March 31,                 $110,644         $ 85,964
                                                             ========         ========


Great Wall Food and Beverage Corporation
(A Development Stage Company)
 Notes to the Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization
-------------------------

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

Development Stage
-----------------

The Company has operated as a development stage enterprise since its inception by devoting substantially all its efforts to the ongoing development of the Company.

Accounting Method
-----------------

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year end of December 31.

Loss per Share
--------------

The computation of loss per share of common stock is based upon the weighted average common shares outstanding during each period.

Foreign Currency Translation
----------------------------

During 1999 the Company opened a bank account denominated in a foreign currency which is used to pay for some operational expenses. The bank account is translated using rates of exchange at March 31, 2000; expenses are translated at weighted average exchange rates in effect during the year. The cumulative effect resulting from such translation is recorded as remeasurement loss in the financial statements.

NOTE 2 - NOTE RECEIVABLE

The note receivable represents deposits made by the Company on equipment to be purchased which was not completed. The issuer has negotiated a written agreement on the refund of the deposit in five monthly payments. The final payment is due September 1, 2000.

NOTE 3 - STOCKHOLDER'S EQUITY

The Company had the following classes of capital stock:

Series A Preferred Stock, $0.0001 par value; authorized 20,000,000 shares; issued and outstanding -0- shares.

Common Stock, $0.0001 par value; authorized 80,000,000 shares; Issued and outstanding 3,676,664 shares.

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

ITEM 2.  PLAN OF OPERATION
--------------------------

     The Issuer has completed the registration of its Common Stock under Section 12(g) of the Securities Exchange Act of 1934 ("Exchange Act"". It is continuing its efforts to find a new business opportunity. The Issuer will seek and attempt to enter into a business combination of acquisition of assets by which it will become engaged in an active business venture. It is likely that if such a transaction is made it will involve control of the Issuer being acquired by the other party to the transaction.

     There are no present arrangements for,, or ongoing negotiations with respect to, such a business combination with the Issuer. The Issuer has no present knowledge of any specific candidate for a business combination. Issuer's management believes that it has sufficient funds to pursue its search for a potential business combination for at least the period through September of 2000. It is not presently possible to predict if any business combination entered into by the Issuer during that period will require the raising of additional capital.

     The Issuer has entered into a written agreement under which the equipment manufacturer with whom the Issuer had made a $100,000 advance deposit has agreed to return the deposit in five monthly installments of $20,000 of the first day of each month commencing May 1, 2000. The payment due on May 1, 2000 has been made. A copy of this agreement is filed herewith as Exhibit 12(d).

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Not Applicable


Item 2.  Changes in Securities

         Not Applicable


Item 3.  Defaults in Senior Securities

         Not Applicable


Item 4.  Submission of Matters to a Vote of Securities Holders

         Not Applicable


Item 5.  Other Information

         Not Applicable

Item 6.  Exhibit and Reports on Form 8-K

         (a)      Exhibits:

                  Description                                        Exhibit No.
                  -----------                                        -----------

                  Settlement Agreement                                 12(d)

                  Financial Data Schedule                              27

         (b)      Form 8-Ks

                  No Reports of Form 8-K were filed during the three-month period ended March 31, 2000.

                                   SIGNATURES
                                   ----------

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GREAT WALL FOOD AND BEVERAGE CORPORATION

Dated:  May 11, 2000              By: /s/ Patti Cooke
                                      -----------------------------------------
                                      Patti Cooke, President and Principal
                                      Executive, Accounting Officer and Director

Dated:  May 11, 2000              By: /s/ Bradley R. Wilson
                                      -----------------------------------------
                                      Bradley R. Wilson, Vice President and
                                      Principal Executive Financial Officer and
                                      Director


INDEX TO EXHIBITS

                                                                   Page Number
Exhibit No.                   Description                          or Reference
-----------                   -----------                          ------------

12(d)                     Settlement Agreement                        ____
27                        Financial Data Schedule                     ____