Form 10QSB
period 2000-06-30
GREAT WALL FOOD & BEVERAGE CORP
filed 2000-08-14
CIK 1066281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 30549




                                   FORM 10-QSB




(MarkOne)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                    For the quarterly period ended June 30, 2000

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

The number of shares outstanding of each of the issuer's classes of common equity, as of August 11, 2000 was 3,676,664 shares of common stock.

Transitional Small Business Disclosure Format (Check one):  Yes [X]  No [  ]

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

Part I.  Financial Information


     Item 1.  Financial Statements

              Balance Sheet as of June 30, 2000                             3

              Statements of Income,
              Six Months ended June 30, 2000 and June 30, 1999              4

              Statement of Changes in Stockholders' Equity,
              Six Months Ended June 30, 2000                                5

              Statements of Cash Flows,
              Six Months Ended June 30, 2000 and June 30, 1999              6

              Notes to Financial Statements                                 7

     Item 2.  Plan of Operation                                             9


Part II. Other Information

     Item 1.  Legal Proceedings                                            10

     Item 2.  Changes in Securities                                        10

     Item 3.  Defaults in Senior Securities                                10

     Item 4.  Submission of Matters to a Vote of Securities Holders        10

     Item 5.  Other Information                                            10

     Item 6.  Exhibits and Reports on Form 8-K                             10

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
-----------------------------

                     Great Wall Food and Beverage Corporation
                                   Balance Sheet
                                   June 30, 2000

                                       ASSETS


CURRENT ASSETS
  Cash                                           $103,112
  Attorney Escrow Receivable                       34,350
  Note Receivable                                  60,000
                                                 --------
      TOTAL CURRENT ASSETS                                              $197,462
                                                                        --------

TOTAL ASSETS                                                            $197,462
                                                                        ========


                                 LIABILITIES AND
                              STOCKHOLDERS' EQUITY


LIABILITIES:
  Loans Payable Shareholders                     $  2,100
                                                 --------
      TOTAL LIABILITIES                                                 $  2,100


STOCKHOLDERS' EQUITY
  Preferred Stock, $.0001 par
    value; authorized 20,000 shares
    no issued and outstanding shares
  Common Stock, $.0001 par value;
    authorized 80,000,000 shares,
    issued and outstanding 3,676,664
    shares at December 31, 1999.                      368
  Additional Paid-in Capital                      452,125
  Accumulated Deficit                            (257,131)
                                                 --------
      TOTAL STOCKHOLDERS' EQUITY                                         195,362
                                                                        --------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                                  $197,462
                                                                        ========

                      Great Wall Food and Beverage Corporation
                                Statements of Income
                              (A Development Company)
                      Six Months Ended June 30, 2000 and 1999


                                           Six Months              Six Months
                                            6/30/00                 6/30/99

REVENUES:
    TOTAL REVENUES                         $      0                 $      0


EXPENSES
    DEVELOPMENT STAGE EXPENSES               23,453                   24,990

    REMEASUREMENT LOSS                            1                      136
                                           --------                 --------
      NET LOSS                             $(23,454)                $(25,126)
                                           ========                 ========

      NET LOSS PER SHARE                   $ (0.006)                $ (0.009)
                                           ========                 ========


      WEIGHTED AVERAGE COMMON
      SHARES OUTSTANDING                  3,676,664                2,676,664
                                          =========                =========


                                                Great Wall Food and Beverage Corporation
                                              Statement of Changes in Stockholders' Equity
                                                 For the Six Months Ended June 30, 2000



                                          Preferred Stock              Common Stock
                                          Par Value $.0001
                                     ------------------------   -------------------------   Additional                    Total
                                                                                             Paid-In       Retained    Stockholders'
                                       Shares        Amount        Shares       Amount       Capital       Earnings       Equity
                                     ------------------------   --------------------------------------------------------------------
Balance at January 1, 1999                 -             -        2,676,664     $ 268       $ 400,232     $(184,783)    $ 215,717

Restricted common stock issued                                    1,000,000       100          51,893                      51,993

Net Loss 1999                                                                                               (48,894)      (48,894)
                                     -----------------------------------------------------------------------------------------------

Balance at December 31, 1999               -             -        3,676,664       368         452,125      (233,677)      218,816

Net Loss June 30, 2000                                                                                      (23,454)      (23,454)
                                     -----------------------------------------------------------------------------------------------

Balance at June 30, 2000                   -             -        3,676,664     $ 368       $ 452,125     $(257,131)    $ 195,362
                                     ===============================================================================================


                    Great Wall Food and Beverage Corporation
                             Statement of Cash Flows
                 For the Six Months Ended June 30, 2000 and 1999

                                                              2000           1999
                                                           ---------      ---------
Cash flows from operating activities:
  Net Loss                                                 $(23,454)      $(25,127)
  Adjustments to reconcile net loss
    to net cash provided by operating activities:
    Deposits
    Notes Receivable                                         40,000
    Attorney Escrow Receivable                              (34,350)             0
                                                           --------       --------
  Net cash utilized by operating activities                 (17,804)       (25,127)

Cash flows from investing activities:
  Net cash utilized by investing activities                       0              0

Cash flows from financing activities:
  Net cash provided from financing activities                     0              0
                                                           --------       --------
Net Increase in Cash                                        (17,804)       (25,127)

Cash & Cash Equivalents balance at January 1,               120,916        117,838
                                                           --------       --------
Cash & Cash Equivalents balance at June 30,                $103,112       $ 92,711
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

Development Stage

The Company has operated as a development stage enterprise since it s inception by devoting substantially all of its efforts to the ongoing development of the Company.

Foreign Currency Translation

During 1999 the Company opened a bank account denominated in a foreign currency which is used to pay for some operational expenses. The bank account is translated using rates of exchange at June 30, 2000; expenses are translated at weighted average exchange rates in effect during the year. The cumulative effect resulting from such translation is recorded as remeasurement loss in the financial statements.

NOTE 2 - NOTE RECEIVABLE

The note receivable represents deposits made by the Company on equipment to be purchased which was not completed. The issuer has negotiated a written agreement on the refund of the deposit in five monthly payments. The final payment is due September 1, 2000.

NOTE 3 - ATTORNEY ESCROW RECEIVABLE

The attorney escrow receivable represents payments paid to the Company's attorney under the note receivable (Note 2) less any legal fees outstanding. These amounts are to be deposited in the Company's accounts within 90 days.

NOTE 4 - STOCKHOLDER'S EQUITY

The Company had the following classes of capital stock:

Series A Preferred Stock, $0.0001 par value; authorized 20,000,000 shares; issued and outstanding -0- shares.

In October, 1999 the Company sold of 1,000,000 shares of restricted common stock at a price of $.052 per share. Gross proceeds related to the sale were $51,993.

NOTE 5 - GOING CONCERN

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

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company neither owns or leases any real property. Fees totaling $0 have been paid to companies owned by shareholders during the year ended June 30, 2000 for administrative and consulting services rendered on behalf of the Company. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.

ITEM 2.  PLAN OF OPERATION
--------------------------

         The Issuer has  completed  the  registration  of its Common Stock under
Section 12(g) of the Securities Exchange Act of 1934 ("Exchange Act"). It is continuing its efforts to find a new business opportunity. The Issuer will seek and attempt to enter into a business combination of acquisition of assets by which it will become engaged in an active business venture. It is likely that if such a transaction is made it will involve control of the Issuer being acquired by the other party to the transaction.

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

         The Issuer has entered into a written agreement under which the equipment manufacturer with whom the Issuer had made a $100,000 advance deposit has agreed to return the deposit in five monthly installments of $20,000 of the first day of each month commencing May 1, 2000. Two payments of $20,000 have due on May 1, 2000 have been made on the settlement.

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

         (b)      Form 8-Ks

                  No Reports of Form 8-K were filed during the three-month period ended June 30, 2000.

                                   SIGNATURES
                                   ----------

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GREAT WALL FOOD AND BEVERAGE CORPORATION

Dated:  August 11, 2000           By: /s/ Patti Cooke
                                      -----------------------------------------
                                      Patti Cooke, President and Principal
                                      Executive, Accounting Officer and Director

Dated:  August 11, 2000           By: /s/ Bradley R. Wilson
                                      -----------------------------------------
                                      Bradley R. Wilson, Vice President and
                                      Principal Executive Financial Officer and
                                      Director


INDEX TO EXHIBITS

                                                                   Page Number
Exhibit No.                   Description                          or Reference
-----------                   -----------                          ------------

27                        Financial Data Schedule                     ____