Form 10QSB
period 2000-09-30
GREAT WALL FOOD & BEVERAGE CORP
filed 2000-11-13
CIK 1066281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 30549




                                   FORM 10-QSB




(MarkOne)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                               For the quarterly period ended September 30, 2000

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

The number of shares outstanding of each of the issuer's classes of common equity, as of November 3, 2000 was 3,676,664 shares of common stock.

Transitional Small Business Disclosure Format (Check one):  Yes [X]  No [  ]

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

Part I.  Financial Information


     Item 1.  Financial Statements

              Balance Sheet as of September 30, 2000                        3

              Comparative Statement of Income,
              Three Months ended September 30, 2000 and 1999
              and the Nine Months Then Ended                                4

              Statement of Changes in Stockholders' Equity,
              Nine Months Ended September 30, 2000                          5

              Statements of Cash Flows,
              Nine Months Ended September 30, 2000 and 1999                 6

              Notes to Financial Statements                                 7

     Item 2.  Plan of Operation                                             9


Part II. Other Information

     Item 1.  Legal Proceedings                                            10

     Item 2.  Changes in Securities                                        10

     Item 3.  Defaults in Senior Securities                                10

     Item 4.  Submission of Matters to a Vote of Securities Holders        10

     Item 5.  Other Information                                            10

     Item 6.  Exhibits and Reports on Form 8-K                             10

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
-----------------------------

                     Great Wall Food and Beverage Corporation
                                   Balance Sheet
                               September 30, 2000

                                       ASSETS


CURRENT ASSETS
  Cash                                           $ 90,549
  Attorney Escrow Receivable                       34,000
  Note Receivable                                  50,000
                                                 --------
      TOTAL CURRENT ASSETS                                              $174,549
                                                                        --------

TOTAL ASSETS                                                            $174,549
                                                                        ========


                                 LIABILITIES AND
                              STOCKHOLDERS' EQUITY


LIABILITIES:
  Loans Payable Shareholders                     $  2,100
                                                 --------
      TOTAL LIABILITIES                                                 $  2,100


STOCKHOLDERS' EQUITY
  Preferred Stock, $.0001 par
    value; authorized 20,000 shares
    no issued and outstanding shares
  Common Stock, $.0001 par value;
    authorized 80,000,000 shares,
    issued and outstanding 3,676,664
    shares at September 30, 2000                      368
  Additional Paid-in Capital                      452,125
  Accumulated Deficit                            (280,044)
                                                 --------
      TOTAL STOCKHOLDERS' EQUITY                                         172,449
                                                                        --------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                                  $174,549
                                                                        ========

                          Great Wall Food and Beverage Corporation
                              Comparative Statement of Income
                     Three Months Ended September 30, 2000 and 1999
                               and the Nine Months Then Ended


                                   Three Months  Three Months  Nine Months  Nine Months
                                      9/30/00       9/30/99      9/30/00     9/30/00
REVENUES:
    TOTAL REVENUES                 $       0       $       0     $       0    $       0


EXPENSES
    DEVELOPMENT STAGE EXPENSES        23,020           4,795        46,472       29,785

    REMEASUREMENT LOSS                  (106)            (26)         (105)         110
                                   ---------       ---------     ---------    ---------
      NET LOSS                     $ (22,914)      $  (4,769)    $ (46,367)   $ (29,895)
                                   =========       =========     =========    =========

      NET LOSS PER SHARE           $ (0.0062)      $ (0.0018)    $ (0.0126)   $ (0.0112)
                                   =========       =========     =========    =========


      WEIGHTED AVERAGE COMMON
      SHARES OUTSTANDING           3,676,664       2,676,664     3,676,664    2,676,664
                                   =========       =========     =========    =========


                                                Great Wall Food and Beverage Corporation
                                              Statement of Changes in Stockholders' Equity
                                              For the Nine Months Ended September 30, 2000



                                          Preferred Stock              Common Stock
                                          Par Value $.0001
                                     ------------------------   -------------------------   Additional                    Total
                                                                                             Paid-In       Retained    Stockholders'
                                       Shares        Amount        Shares       Amount       Capital       Earnings       Equity
                                     ------------------------   --------------------------------------------------------------------
Balance at January 1, 1999                 -             -        2,676,664     $ 268       $ 400,232     $(184,783)    $ 215,717

Restricted common stock issued                                    1,000,000       100          51,893                      51,993

Net Loss 1999                                                                                               (48,894)      (48,894)
                                     -----------------------------------------------------------------------------------------------

Balance at December 31, 1999               -             -        3,676,664       368         452,125      (233,677)      218,816

Net Loss September 30, 2000                                                                                 (46,367)      (46,367)
                                     -----------------------------------------------------------------------------------------------

Balance at September 30, 2000              -             -        3,676,664     $ 368       $ 452,125     $(280,044)    $ 172,449
                                     ===============================================================================================


                    Great Wall Food and Beverage Corporation
                             Statement of Cash Flows
              For the Nine Months Ended September 30, 2000 and 1999

                                                              2000           1999
                                                           ---------      ---------
Cash flows from operating activities:
  Net Loss                                                 $(46,367)      $(29,895)
  Adjustments to reconcile net loss
    to net cash provided by operating activities:
    Allowance for Bad Debts                                  10,000
    Deposits
    Notes Receivable                                         40,000
    Attorney Escrow Receivable                              (34,000)             0
                                                           --------       --------
  Net cash utilized by operating activities                 (30,367)       (29,895)

Cash flows from investing activities:
  Net cash utilized by investing activities                       0              0

Cash flows from financing activities:
  Net cash provided from financing activities                     0              0
                                                           --------       --------
Net Increase in Cash                                        (30,367)       (29,895)

Cash & Cash Equivalents balance at January 1,               120,916        117,838
                                                           --------       --------
Cash & Cash Equivalents balance at September 30,           $ 90,549       $ 87,943
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

Foreign Currency Translation
----------------------------

During 1999 the Company opened a bank account denominated in a foreign currency which is used to pay for some operational expenses. The bank account is translated using rates of exchange at September 30, 2000; expenses are translated at weighted average exchange rates in effect during the year. The cumulative effect resulting from such translation is recorded as remeasurement loss in the financial statements.

NOTE 2 - NOTE RECEIVABLE

The note receivable represents deposits made by the Company on equipment to be purchased which was not completed. The issuer has negotiated a written agreement on the refund of the deposit in five monthly payments. The final payment was due September 1, 2000. The note is currently in default. Management believes that the amount will be fully collectible but has established an allowance of 17% ($10,000) of the remaining balance for attorney fees and other collection related expenses.

NOTE 3 - ATTORNEY ESCROW RECEIVABLE

The attorney escrow receivable represents payments paid to the Company's attorney under the note receivable (Note 2) less any legal fees outstanding. These amounts were deposited in the Company's accounts on October 6, 2000.

NOTE 4 - STOCKHOLDER'S EQUITY

The Company had the following classes of capital stock:

Series A Preferred Stock, $0.0001 par value; authorized 20,000,000 shares; issued and outstanding -0- shares.

Common stock, $0.0001 par value, 80,000,000 shares authorized, 3,676,664 and 2,676,664 shares issued and outstanding at September 30, 2000 and 1999 respectively.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company neither owns or leases any real property. Fees totaling $4,031 and $25,000 were paid to companies owned by shareholders during the year ended September 30, 2000 and 1999 for administrative and consulting services rendered on behalf of the Company. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.

ITEM 2.  PLAN OF OPERATION
--------------------------

     The Issuer has completed the registration of its Common Stock under Section 12(g) of the Securities Exchange Act of 1934 ("Exchange Act"). It is continuing its efforts to find a new business opportunity. The Issuer will seek and attempt to enter into a business combination of acquisition of assets by which it will become engaged in an active business venture. It is likely that, if such a transaction is made, it will involve control of the Issuer being acquired by the other party to the transaction.

     There are no present arrangements for,, or ongoing negotiations with respect to, such a business combination with the Issuer. The Issuer has no present knowledge of any specific candidate for a business combination. Issuer's management believes that it has sufficient funds to pursue its search for a potential business combination for at least the period through September of 2001. It is not presently possible to predict if any business combination entered into by the Issuer during that period will require the raising of additional capital.

     The Issuer has entered into a written agreement under which the equipment manufacturer with whom the Issuer had made a $100,000 advance deposit has agreed to return the deposit in five monthly installments of $20,000 of the first day of each month commencing May 1, 2000. The Issuer received two payments of $20,000 each under the settlement agreement. The manufacturer has indicated it is unable or unwilling to complete the payments. The Issuer is in the process of beginning collection proceedings against the other party.

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

         (b)      Form 8-Ks

                  No Reports of Form 8-K were filed during the three-month period ended September 30, 2000.

                                   SIGNATURES
                                   ----------

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GREAT WALL FOOD AND BEVERAGE CORPORATION

Dated:  November 3, 2000          By: /s/ Patti Cooke
                                      -----------------------------------------
                                      Patti Cooke, President and Principal
                                      Executive, Accounting Officer and Director

Dated:  November 3, 2000          By: /s/ Bradley R. Wilson
                                      -----------------------------------------
                                      Bradley R. Wilson, Vice President and
                                      Principal Executive Financial Officer and
                                      Director


INDEX TO EXHIBITS

                                                                   Page Number
Exhibit No.                   Description                          or Reference
-----------                   -----------                          ------------

27                        Financial Data Schedule                     ____