Form 10KSB40
period 2000-12-31
GREAT WALL FOOD & BEVERAGE CORP
filed 2001-03-14
CIK 1066281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
 (Mark One)

/X/ Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000.
/ /  Securities   Exchange   Act  of  1934  for  the   transition   period  from
     ___________________ to ________________________.

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The revenue for its most fiscal year was $-0-.

The aggregate market value of the Issuer's common stock held by non-affiliates as of February 27, 2001 (valued at the average of the bid and asked prices as of that date) was $556,416.00

The Issuer has never been involved in bankruptcy proceedings.

The number of shares outstanding of the Issuer's common stock as of February 27, 2001 was 3,676,664.

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

     THE COST OF MAINTAINING THE REGISTRATION OF OUR STOCK UNDER SECTION 12(G) OF THE SECURITIES EXCHANGE ACT WILL CONTINUE OUR OVERHEAD AND ASSET DEPLETION. The cost of complying with the reporting requirements created by this registration of our common stock will materially increase the Issuer's administrative overhead and accelerate the depletion of its assets.

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

Item 1.  Description of the Business
-------  ---------------------------
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

     The Issuer spent approximately $315,000.00 on the Chinese project prior to its termination. Included in these costs were $100,000.00 deposited on the purchase of milk processing and bottling equipment which purchase was not completed. The Issuer believes that it is entitled to a refund of all of the deposit. The Issuer and the equipment manufacturer agreed on April 14, 2000 that the deposit would be refunded to the Issuer in five equal installments commencing in March 2000. The Issuer received two payments of $20,000 each on the settlement agreement on which the manufacturer is now in default. The Issuer is in the process of instituting collection proceedings on the balance of $60,000.

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

     The Issuer's present business plan is to continue the registration of its Common Stock under Section 12(g) of the Securities Exchange Act of 1934 ("Exchange Act") and to find a new business opportunity. The Issuer will seek and attempt to enter into a business combination or acquisition of assets by which it will become engaged in an active business venture. It is likely that if such a transaction is made it will involve control of the Issuer being acquired by the other party to the transaction.

     These are no present arrangements for, or ongoing negotiations with respect to, such a business combination with the Issuer. The Issuer has no present knowledge of any specific candidate for a business combination. Issuer's management believes that it has sufficient funds to pursue its search for a potential business combination for at least the period through 2001. It is not presently possible to predict if any business combination entered into by the Issuer during that period will require the raising of additional capital.

     During 2000, the Issuer's President and Vice President were its only paid employees. They received compensation in 2000 of $10,000 and $21,000 respectively. Commencing in January 1, 2001 their compensation for the year will be $2,000 per month each. These salaries may be paid or accrued in whole or in part, depending upon the cash availability of the Issuer. Through 2001 or until the Issuer enters into a business combination, it is anticipated that they will be the only paid employees of the Issuer. During that period its directors will serve without compensation for their services as such. They will be reimbursed for expenses incurred in the performance of their duties. It is not now possible to estimate what employees the Issuer may have if it enters into a business combination during the year 2001.

Item 2.  Description of Property
------   -----------------------
(Item 7 of Model B of Form 1A)

     The Issuer has no materially important physical properties. Its only material assets are its cash or cash equivalents (which were $166,689 at December 31, 2000) and its claim for a refund of $60,000 for an equipment deposit. See Item 1. above and the Financial Statements herein.

     The Issuer's present operations are conducted at the residence office of its President and through the use of a mail drop at 1543 Bayview Avenue, Suite 409, Toronto, Ontario, Canada M4G3B5. The Issuer's President has not previously and will not in the future charge the Issuer for its use of these facilities.

Item 3.  Directors, Executive Officers and Significant Employees.
------   -------------------------------------------------------
(Item 8 of Model B of Form 1A)

     The following table sets forth information regarding the directors and executive officers of the Company.

                                                                     Beginning
    Name                   Age             Positions                  of Term
    ----                   ---             ---------                 ---------

    Patti Cooke             45       President and Director            3/98

    Bradley R. Wilson       42       Vice President, Secretary,        8/99
                                     And Director

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

Item 4.  Remuneration of Directors and Officers.
------   --------------------------------------
(Item 9 of Model B to Form 1A)

     Information with respect to the only remuneration paid to any of the officers and directors of the Issuer during 2000 is as follows:

2000         Patti Cooke               Salary            $10,000.00

2000         Bradley R. Wilson         Salary            $21,000.00
                                                         ----------

             Total                                       $31,000.00


     In addition, the Issuer paid cellular telephone charges for mobile telephones used by one of its officers and directors during the year 2000 as follows:


     Period                Name of Individual          Telephone Charges (1)
     ------                ------------------          ---------------------

     2000                  Bradley R. Wilson                $1,072.00

     Total 2000                                             $1,072.00
                                                            =========

(1) It is estimated that approximately 90% of these charges were for calls on the Issuer's business. Accordingly, approximately $100.00 of the total paid of $1,072.00 could be deemed to be compensation to the named officer and director.

     During 2000, the Issuer's President and Vice President were its only paid employees. They received compensation in 2000 of $10,000 and $21,000 respectively. Commencing in January 1, 2001 their compensation for the year will be $2,000 per month each. These salaries may be paid o accrued in whole or in part, depending upon the cash availability of the Issuer. Through 2001 or until the Issuer enters into a business combination, it is anticipated that they will be the only paid employees of the Issuer. During that period its directors will serve without compensation for their services as such. They will be reimbursed for expenses incurred in the performance of their duties. It is not now possible to estimate what employees the Issuer may have if it enters into a business combination during the year 2001.


Item 5   Security Ownership of Management and Certain Securityholders.
---------------------------------------------------------------------
(Item 10 to Model B of Form 1A)

     The following table sets forth information as of February 27, 2001 with respect to the ownership of the Issuer's Common Stock by each of its officers and directors, its officers and directors as a group and any shareholder owning more than 10% of the Issuer's Common Stock:

 Title             Name and Address           Number of             Percent
of Class              of Owner               Shares Owned           of Class
--------           ----------------          ------------           --------

Common Stock    Patti Cooke                       7,000               .2%
                715 Millwood Road, #301
                Toronto, Ontario M4G1V7
                Canada

Common Stock    Bradley R. Wilson (1)         1,000,000             27.0%(1)
                615 Merton street
                Toronto, Ontario
                Canada

(1) These shares are held of record by Hatchment Holdings, Inc., an Ontario corporation wholly owned by Mr. Wilson.

     There are no shares of the Issuer's Preferred Stock outstanding and there are no outstanding options warrants or other rights to acquire shares of either its Common or Preferred Stock.

Item 6.  Interest of Management and Others in Certain Transactions.
------   ---------------------------------------------------------
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

                                     PART II


Item 1. Market Price of and Dividends on the Registrant's Common Equity and Other Related Shareholder Matters.
         --------------------------------------------------------------------

     The Issuer's Common Stock was quoted on the OTC Bulletin Board under the symbol GWFB from March of 1998 through September 30, 1999 and from September 15, 2000 through the present. To the knowledge of the Issuer there have been very few trading transactions in its Common Stock

     The following table sets forth high and low bid prices of the Common Stock on the OTC Bulletin Board for the periods indicated. The bid prices represent prices between dealers, which do not indicate retail markups, markdowns or commissions and the bid prices may not represent actual transactions:

     Quarter Ending:                            High              Low
     --------------                             ----              ---

     January - March, 1999                      6 3/8             61/4
     April - June, 1999                         6 7/8             6 1/8
     July - September, 1999                     6 1/8             6 1/8
     October - December, 1999                   6 23/32           6 3/8
     January - March, 2000                       ---                ---
     April - June, 2000                          ---                ---
     July - September, 2000                      1/2                1/4
     October - December, 2000                    1/4                1/4

     The number of record holders of Common Stock of the Issuer at February 27, 2001 was 51. Additional owners of the Common stock hold their shares at street name with various brokerage and depository firms (there are five such firms included in the list of record owners).

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

     As set forth in Item 1 of Part 1 above, the Issuer is in the process of attempting to recover the $60,000 balance of a $100,000 cash deposit which was placed on a proposed purchase of equipment which was terminated. The Issuer and the deposit holder reached a settlement agreement on April 14, 2000 under which the holder agreed to repay the deposit in five monthly installments of $20,000 each. The Issuer has received two payments of $20,000 under the agreement which is now in default. The Issuer is in the process of instituting collection proceedings to recover the $60,000 balance of the deposit.

Item 3.  Changes in and Disagreements with Accountants.
-------  ----------------------------------------------

     No principal independent accountant of the Issuer or any subsidiary thereof has ever resigned, been dismissed or declined to stand for re-election.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------

     No matters were submitted during the calendar quarter ending December 31, 2000 to a vote of securities holders through the solicitation of proxies or otherwise.


Item 5.  Compliance with Section 16(a) of the Exchange Act.
-------  --------------------------------------------------

     There were no reports required to be filed by the officers, directors or shareholders of the Issuer under Section 169a) of the Securities Exchange Act of 1934 during 2000.


Item 6.  Reports on Form 8-K.
------   --------------------

     The Issuer was not required to file any reports on Form 8-K for the calendar quarter ended December 31, 2000.

                                    PART F/S


                    GREAT WALL FOOD AND BEVERAGE CORPORATION

                              FINANCIAL STATEMENTS


                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
For the Year Ended December 31, 2000:
-------------------------------------

     Independent Auditor's Report.......................................   F-2

     Balance Sheets - December 31, 2000 and 1999........................   F-3

     Statement of Income for the years ended
       December 31, 2000 and 1999.......................................   F-4

     Statement of Stockholders' Equity for the years ended
       December 31, 2000 and 1999.......................................   F-5

     Statement of Cash Flows for the years ended
       December 31, 2000 and 1999.......................................   F-6

     Notes to Financial Statements......................................   F-7

                             BARRY I. HECHTMAN, P.A.
                           Certified Public Accountant

                                    Member of
                     Florida and American Institute of CPAs
                  Private Comapnies and Sec Practice Sections


8100 SW 81 Drive                                       Telephone: (305) 270-0014
Suite 210                                                    Fax: (305) 598-3695
Miami Florida, 33143-6603                               email: bihcpa123@aol.com



                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Great Wall Food and Beverage Corporation


We have audited the balance sheets of Great Wall Food and Beverage Corporation (a Florida corporation) as of December 31, 2000 and 1999, and the related statements of operations, retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Great Wall Food and Beverage Corporation as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




/s/ Barry I Hechtman, P.A.
Barry I Hechtman, P.A.
Miami, FL

March 6, 2001


                      Great Wall Food and Beverage Corporation
                                   Balance Sheets
                              (A Development Company)
                             December 31, 2000 and 1999


                                                          2000           1999

                                     ASSETS

CURRENT ASSETS
  Cash                                                  $  98,571     $ 120,918
                                                        ---------     ---------
      TOTAL CURRENT ASSETS                              $  98,571     $ 120,918


OTHER ASSETS:
  Note Receivable - Net                                 $       0     $ 100,000
                                                        ---------     ---------
    TOTAL OTHER ASSETS                                          0       100,000
                                                        ---------     ---------

TOTAL ASSETS                                            $  98,571     $ 220,918
                                                        =========     =========


                                 LIABILITIES AND
                              STOCKHOLDERS' EQUITY


LIABILITIES:
  Accounts Payable                                      $     800     $       0
  Loans Payable Shareholders                                    0         2,093
                                                        ---------     ---------
      TOTAL LIABILITIES                                 $     800     $   2,093


STOCKHOLDERS' EQUITY
  Preferred Stock, $.0001 par
    value; authorized 20,000 shares
    no issued and outstanding shares
  Common Stock, $.0001 par value; authorized
    80,000,000 shares, issued and
    outstanding 3,676,664 and 2,676,664 shares
    at December 31, 2000 and 1999                             368           368
  Additional Paid-in Capital                              452,132       452,132
  Accumulated Deficit                                    (354,729)     (233,675)
                                                        ---------     ---------
      TOTAL STOCKHOLDERS' EQUITY                           97,771       218,825
                                                        ---------     ---------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                  $  98,571     $ 220,918
                                                        =========     =========







                   See accompanying notes and accountants' report

                    Great Wall Food and Beverage Corporation
                              Statements of Income
                             (A Development Company)
                     Years Ended December 31, 2000 and 1999


                                                     2000               1999

REVENUES:
    TOTAL REVENUES                               $         0        $         0


EXPENSES
    DEVELOPMENT STAGE EXPENSES                       120,866             48,659

    REMEASUREMENT LOSS                                   186                233
                                                 -----------        -----------
      NET LOSS                                   ($  121,052)       ($   48,892)
                                                 ===========        ===========

      NET LOSS PER SHARE                         ($     .033)       ($     .016)
                                                 ===========        ===========

      WEIGHTED AVERAGE COMMON
        SHARES OUTSTANDING                         3,676,664          3,093,331
                                                 ===========        ===========
































                   See accompanying notes and accountants' report



                                        Great Wall Food and Beverage Corporation
                                     Statements of Changes in Stockholders' Equity
                                         Years Ended December 31, 2000 and 1999



                                         Preferred Stock           Common Stock
                                         Par Value $.001          Par Value $.001         Additional                    Total
                                    ------------------------  -------------------------    Paid-In      Retained     Stockholders'
                                     Shares          Amount    Shares           Amount     Capital      Earnings        Equity
                                    --------       ---------  --------       ----------  -----------  -------------  -------------
Balance at January 1, 1999              --             --     2,676,664         $ 268      $400,232     $(184,783)     $215,717

Restricted common stock issued                                1,000,000           100        51,900                      52,000

Net Loss 1999                                                                                             (48,894)      (48,894)
                                    --------------------------------------------------------------------------------------------

Balance at December 31, 1999            --             --     3,676,664           368       452,132      (233,677)      218,823

Net Loss 2000                                                                                            (121,052)     (121,052)
                                    --------------------------------------------------------------------------------------------

Balance at December 31, 2000            --             --     3,676,664         $ 368      $452,132     $(354,729)     $ 97,771
                                    ============================================================================================







































                                       See accompanying notes and accountants' report


                    Great Wall Food and Beverage Corporation
                            Statements of Cash Flows
                       Years Ended December 2000 and 1999

                                                            2000         1999
                                                            ----         ----
Cash flows from operating activities:
  Net Loss                                               ($121,052)   ($ 48,894)
  Adjustments to reconcile net loss
    to net cash provided by operating activities:
    Allowance for bad debts                                 60,000
    Accounts payable                                           800       (2,126)
                                                         ---------    ---------
  Net cash utilized by operating activities                (60,252)     (51,020)

Cash flows from investing activities:
    Note Receivable                                         40,000
                                                         ---------    ---------
  Net cash provided by investing activities                 40,000            0

Cash flows from financing activities:
    Proceeds from sales of common stock                          0       52,000
    Proceeds from shareholder loans                         (2,093)       2,100
                                                         ---------    ---------
  Net cash provided (utilized) by
    financing activities                                    (2,093)      54,100
                                                         ---------    ---------
Net Increase (Decrease) in Cash                            (22,345)       3,080

Cash & Cash Equivalents balance at January 1,              120,916      117,838
                                                         ---------    ---------
Cash & Cash Equivalents balance at December 31,             98,571      120,918
                                                         =========    =========
















                 See accompanying notes and accountants' report

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

Foreign Currency Translation

During 1999 the Company opened a bank account denominated in a foreign currency which is used to pay for some operational expenses. The bank account is translated using rates of exchange at December 31 2000 and 1999; expenses are translated at weighted average exchange rates in effect during the year. The cumulative effect resulting from such translation is recorded as remeasurement loss in the financial statements.

NOTE 2 - NOTE RECEIVABLE

The note receivable represents deposits in the amount of $100,000 made by the Company on equipment to be purchased which was not completed. The issuer has negotiated a written agreement on the refund of the deposit in five monthly payments. The final payment was due September 1, 2000. Two payments totaling $40,000 were made during the year and the remainder of the note is currently in default. Management has decided to establish an allowance equal to the remaining balance of the note receivable. Should any portion of the note be collected in the future, it would be recognized as income in that period.

NOTE 3 - STOCKHOLDER'S EQUITY

The Company had the following classes of capital stock:

Series A Preferred Stock, $0.0001 par value; authorized 20,000,000 shares; issued and outstanding -0- shares.

Common stock, $0.0001 par value, 80,000,000 shares authorized, 3,676,664 and 2,676,664 shares issued and outstanding at December 31, 2000 and 1999 respectively.

In August, 1999 the Company sold of 1,000,000 shares of restricted common stock at a price of $.052 per share. Gross proceeds related to the sale were $52,000.

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

NOTE 5 - INCOME TAXES

For financial reporting purposes, a valuation allowance of $56,910 has been recognized to offset the net deferred tax assets related to these carryforwards and other deferred tax assets since realization of any portion of the Company's deferred tax asset is not considered to be more likely than not.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                              2000         1999

Deferred tax assets:
 Net operating loss carryforwards          $ 12,210     $  9,778
                                           --------     --------
 Total deferred tax assets                   12,210        9,778
 Valuation allowance for
   deferred tax assets                     ( 12,210)    (  9,778)
                                           --------     --------
                                                  0            0
                                           ========     ========

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company neither owns or leases any real property. Fees totaling $31,000 and $25,000 were paid to companies owned by shareholders during the year ended December 31, 2000 and 1999 for administrative and consulting services rendered on behalf of the Company. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.

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



                                   Signatures

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GREAT WALL FOOD AND BEVERAGE CORPORATION

Dated:  March 2, 2001         By: /s/ Patti Cooke
                                  ------------------------------------------
                                  Patti Cooke, President and Principal
                                  Executive, Accounting Officer and Director

Dated:  March 2, 2001         By: /s/ Bradley R. Wilson
                                  ------------------------------------------
                                  Bradley R. Wilson, Vice President and
                                  Principal Financial Officer and Director


     Supplemental information to be furnished With Reports Filed Pursuant to
           Section 15(d) Of the Exchange Act by Non-reporting Issuers


     No annual report, proxy statement, proxy form or other proxy soliciting material was sent to the Issuer's securities holders for or during the year 2000; nor is any such material to be sent to them subsequent to the filing of this Form 10-KSB.