Form 10QSB
period 2001-03-31
GREAT WALL FOOD & BEVERAGE CORP
filed 2001-05-14
CIK 1066281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 30549




                                   FORM 10-QSB




(MarkOne)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                   For the quarterly period ended March 31, 2001

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

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

Part I.  Financial Information


     Item 1.  Financial Statements

              Balance Sheet as of March 31, 2001 and 2000                   3

              Statements of Income,
              Three Months ended March 31, 2001 and 2000                    4

              Statement of Changes in Stockholders' Equity,
              Three Months Ended March 31, 2001 and 2000                    5

              Statements of Cash Flows,
              Three Months Ended March 31, 2001 and 2000                    6

              Notes to Financial Statements                                 7

     Item 2.  Plan of Operation                                             9


Part II. Other Information

     Item 1.  Legal Proceedings                                            10

     Item 2.  Changes in Securities                                        10

     Item 3.  Defaults in Senior Securities                                10

     Item 4.  Submission of Matters to a Vote of Securities Holders        10

     Item 5.  Other Information                                            10

     Item 6.  Exhibits and Reports on Form 8-K                             10

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
-----------------------------

                      Great Wall Food and Beverage Corporation
                                   Balance Sheets
                              (A Development Company)
                              March 31, 2001 and 2000

                                                         2001            2000

                                       ASSETS


CURRENT ASSETS
  Cash                                                $ 81,068         $110,644
  Note Receivable                                            0          100,000
                                                      --------         --------

TOTAL ASSETS                                          $ 81,068         $210,644
                                                      ========         ========


                             LIABILITIES AND
                           STOCKHOLDERS' EQUITY


LIABILITIES:
  Accounts Payable                                    $    800         $    620
  Loans Payable Shareholders                                 0            2,093
                                                      --------         --------
      TOTAL LIABILITIES                               $    800         $  2,713


STOCKHOLDERS' EQUITY
  Preferred Stock, $.0001 par
    value; authorized 20,000 shares
    no issued and outstanding shares
  Common Stock, $.0001 par value;
    authorized 80,000,000 shares,
    issued and outstanding 3,676,664
    at December 31, 2001 and 2000.                         368              368
  Additional Paid-in Capital                           452,132          452,132
  Accumulated Deficit                                 (372,232)        (244,569)
                                                      --------         --------
      TOTAL STOCKHOLDERS' EQUITY                        80,268          207,931
                                                      --------         --------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                $ 81,068         $210,644
                                                      ========         ========

                      Great Wall Food and Beverage Corporation
                                Statements of Income
                              (A Development Company)
                     Three Months Ended March 31, 2001 and 2000


                                                  2001                   2000

REVENUES:
    TOTAL REVENUES                             $      0               $       0


EXPENSES
    DEVELOPMENT STAGE EXPENSES                   17,420                  10,890

    REMEASUREMENT LOSS                               83                       2
                                               --------               ---------
      NET LOSS                                 $(17,503)              $ (10,892)
                                               ========               =========

      NET LOSS PER SHARE                       $  (0.005)             $  (0.003)
                                               =========              =========

      WEIGHTED AVERAGE COMMON
        SHARES OUTSTANDING                     3,676,664              3,676,664
                                               =========              =========



                                         Great Wall Food and Beverage Corporation
                                       Statements of Changes in Stockholders' Equity
                                          Years Ended December 31, 2000 and 1999



                                         Preferred Stock           Common Stock
                                         Par Value $.001          Par Value $.001         Additional                    Total
                                    ------------------------  -------------------------    Paid-In      Retained     Stockholders'
                                     Shares          Amount    Shares           Amount     Capital      Earnings        Equity
                                    --------       ---------  --------       ----------  -----------  -------------  -------------
Balance at January 1, 1999                -              -    3,676,664         $ 368      $452,132     $(233,677)     $218,823

Net Loss March 31, 2000                                                                                   (10,892)      (10,892)
                                    ----------------------------------------------------------------------------------------------

Balance at March 31, 2000                 -              -    3,676,664           368       452,132      (244,569)      207,931

Net Loss April 1 to
December 31, 2000                                                                                        (110,160)     (110,160)
                                    ----------------------------------------------------------------------------------------------

Balance at December 31, 2000              -              -    3,676,664         $ 368      $452,132     $(354,729)     $ 97,771

Net Loss March 31, 2001                                                                                   (17,503)      (17,503)
                                    ----------------------------------------------------------------------------------------------

Balance at March 31, 2001                 -              -    3,676,664         $ 368      $452,132     $(372,232)     $ 80,268
                                    ==============================================================================================

                    Great Wall Food and Beverage Corporation
                            Statements of Cash Flows
               For the Three Months Ended March 31, 2001 and 2000



                                                           2001           2000
                                                           ----           ----
Cash flows from operating activities:
  Net Loss                                              $(17,503)      $(10,892)
  Adjustments to reconcile net loss
    to net cash provided by operating activities:
    Deposits
    Accounts payable                                           0            620
                                                        --------        -------
  Net cash utilized by operating activities              (17,503)       (10,272)

Cash flows from investing activities:
  Net cash utilized by investing activities                    0              0

Cash flows from financing activities:
  Net cash provided from financing activities                  0              0
                                                        --------       --------
Net Increase in Cash                                     (17,503)       (10,272)

Cash & Cash Equivalents balance at January 1,             98,571        120,916
                                                        --------       --------
Cash & Cash Equivalents balance at March 31,            $ 81,068       $110,644
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

Foreign Currency Translation
----------------------------

During 1999 the Company opened a bank account denominated in a foreign currency which is used to pay for some operational expenses. The bank account is translated using rates of exchange at March 31 2001 and 2000; expenses are translated at weighted average exchange rates in effect during the year. The cumulative effect resulting from such translation is recorded as remeasurement loss in the financial statements.

NOTE 2 - NOTE RECEIVABLE

The note receivable represents deposits in the amount of $100,000 made by the Company on equipment to be purchased which was not completed. The issuer has negotiated a written agreement on the refund of the deposit in five monthly payments. The final payment was due September 1, 2000. Two payments totaling $40,000 were made during the year 2000 and the remainder of the note is currently in default. Management has decided to establish an allowance equal to the remaining balance of the note receivable. Should any portion of the note be collected in the future, it would be recognized as income in that period.

NOTE 3 - STOCKHOLDER'S EQUITY

The Company had the following classes of capital stock:

Series A Preferred Stock, $0.0001 par value; authorized 20,000,000 shares; issued and outstanding -0- shares.

Common stock, $0.0001 par value, 80,000,000 shares authorized, 3,676,664 shares issued and outstanding at March 31, 2001 and 2000 respectively.

NOTE 5 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liguidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's intention to seek additional capital through a merger with an existing operating company and raising capital.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company neither owns or leases any real property. Fees totaling $500 and $0 were paid to companies owned by shareholders during the periods ended March 31, 2001 and 2000 for administrative and consulting services rendered on behalf of the Company. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.

Item 2.  Plan of Operation
-------  -----------------

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

         Not Applicable


Item 3.  Defaults in Senior Securities

         Not Applicable


Item 4.  Submission of Matters to a Vote of Securities Holders

         Not Applicable


Item 5.  Other Information

         Not Applicable

Item 6.  Exhibit and Reports on Form 8-K

         (a)      Exhibits:  Not Applicable

         (b)      Form 8-Ks

                  No Reports of Form 8-K were filed during the three-month period ended March 31, 2001.

                                   SIGNATURES
                                   ----------

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GREAT WALL FOOD AND BEVERAGE CORPORATION

Dated:  May 7, 2001               By: /s/ Patti Cooke
                                      -----------------------------------------
                                      Patti Cooke, President and Principal
                                      Executive, Accounting Officer and Director

Dated:  May 7, 2001               By: /s/ Bradley R. Wilson
                                      -----------------------------------------
                                      Bradley R. Wilson, Vice President and
                                      Principal Executive Financial Officer and
                                      Director