Form 10QSB
period 2001-06-30
GREAT WALL FOOD & BEVERAGE CORP
filed 2001-08-10
CIK 1066281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 30549




                                   FORM 10-QSB




(MarkOne)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                    For the quarterly period ended June 30, 2001

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

                                 (416) 271-5285
                           ---------------------------
                           (Issuer's telephone number)


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

The number of shares outstanding of each of the issuer's classes of common equity, as of August 5, 2001 was 3,676,664 shares of common stock.

Transitional Small Business Disclosure Format (Check one):  Yes [X]  No [  ]

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

Part I.  Financial Information


     Item 1.  Financial Statements

              Balance Sheet as of June 20, 2001 and
              December 31, 2000                                             3

              Condensed Statement of Loss,
              Three Months ended June 30, 2001 and 2000,
              Six Months ended June 30, 2001 and 2000, and
              Since Inception                                               4

              Condensed Statements of Cash Flows,
              Three Six Ended June 30, 2001 and 2000
              and Since Inception                                           6

              Notes to Financial Statements                                 7

     Item 2.  Plan of Operation                                             9


Part II. Other Information

     Item 1.  Legal Proceedings                                            10

     Item 2.  Changes in Securities                                        10

     Item 3.  Defaults in Senior Securities                                10

     Item 4.  Submission of Matters to a Vote of Securities Holders        10

     Item 5.  Other Information                                            10

     Item 6.  Exhibits and Reports on Form 8-K                             10

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
-----------------------------


                    Great Wall Food and Beverage Corporation
                            Condensed Balance Sheets
                             (A Development Company)
                                   (Unaudited)

                                                    06/30/2001       12/31/2000

                                     ASSETS


CURRENT ASSETS
  Cash                                               $ 60,289         $ 98,571
                                                     --------         --------

TOTAL ASSETS                                         $ 60,289         $ 98,571
                                                     ========         ========


                            LIABILITIES AND
                         STOCKHOLDERS' EQUITY


LIABILITIES:
  Accounts Payable                                   $    800         $    800
                                                     --------         --------
      TOTAL LIABILITIES                              $    800         $    800


STOCKHOLDERS' EQUITY
  Preferred Stock, $.0001 par
    value; authorized 20,000 shares
    no issued and outstanding shares
  Common Stock, $.0001 par value;
    authorized 80,000,000 shares,
    issued and outstanding 3,676,664
    and 3,676,664 shares at
    June 30, 2001 and December 31, 2000.                  368              368
  Additional Paid-in Capital                          452,132          452,132
  Accumulated Deficit                                (393,011)        (354,729)
                                                     --------         --------
      TOTAL STOCKHOLDERS' EQUITY                       59,489           97,771
                                                     --------         --------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                               $ 60,289         $ 98,571
                                                     ========         ========



                                              Great Wall Food and Beverage Corporation
                                                    Condensed Statements of Loss
                                                   (A Development Stage Company)
                                                            (Unaudited)


                                   -----------------------------     --------------------------    ----------
                                            Three Months                     Six Months              Since
                                      6/30/01          6/30/00          6/30/01       6/30/00      Inception
                                   -----------------------------     --------------------------    ----------

REVENUES:
    TOTAL REVENUES                  $      0         $       0        $       0      $      0       $      0


EXPENSES
    DEVELOPMENT STAGE EXPENSES        20,860            12,563           38,279         23,453        392,589

    REMEASUREMENT LOSS (GAIN)            (80)               (1)               3              1            422
                                    ---------     ------------        ---------      ---------      ---------
      NET LOSS                      $( 20,780)       $( 12,562)       $( 38,282)     $( 23,454)     $(393,011)
                                    =========     ============        =========      =========      =========


Loss per common share
  basic earnings per share          $(   .066)       $(   .003)       $(   .010)     $(   .006)
                                    =========     ============        =========      =========

Weighted average shares
  outstanding                       3,676,664        3,676,664        3,676,664      3,676,664
                                    =========     ============        =========      =========





                             Great Wall Food and Beverage Corporation
                               Condensed Statements of Cash Flows
                                  (A Development Stage Company)
                                           (Unaudited)
                                                      -------------------------------     ------------
                                                                                             Since
                                                         For the Six Months Ended          Inception
                                                      -------------------------------     ------------
                                                              2001             2000
                                                              ----             ----
Cash flows from operating activities:
  Net Loss                                                  $(38,282)        $(23,454)    $(393,011)
  Adjustments to reconcile net loss
    to net cash provided by operating activities:
                                                                                                800
    Notes receivable                                                           40,000
    Attorney escrow receivable                                                (34,350)
                                                            --------         --------     ---------
  Net cash utilized by operating activities                  (38,282)         (17,804)     (392,211)

Cash flows from investing activities:
  Net cash utilized by investing activities                        0                0             0

Cash flows from financing activities:
    Proceeds from issuance of common stock                         0                0       452,500
                                                            --------         --------     ---------
  Net cash provided from financing activities                      0                0       452,500
                                                            --------         --------     ---------
Net Decrease in Cash                                         (38,282)         (17,804)       60,289

Cash & Cash Equivalents balance at January 1,                 98,571          120,916             0
                                                            --------         --------     ---------
Cash & Cash Equivalents balance at June 30,                 $ 60,289         $103,112     $  60,289
                                                            ========         ========     =========


Great Wall Food and Beverage Corporation
(A Development Stage Company)
 Notes to the Condensed Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been Prepared in accordance with generally accepted accounting principles for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed financial statements should be read in conjunction with Plan of Operation and Results of Operations contained in this report and the financial statements and accompanying notes included in the Great Wall Food and Beverage Corporation (the "Company") Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

NOTE 2 - STOCKHOLDER'S EQUITY

The Company had the following classes of capital stock:

Series A Preferred Stock, $0.0001 par value; authorized 20,000,000 shares; issued and outstanding -0- shares.

Common stock, $0.0001 par value, 80,000,000 shares authorized, 3,676,664 shares issued and outstanding at March 31, 2001 and 2000 respectively.

NOTE 3 - GOING CONCERN

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

NOTE 4 - INCOME TAXES

For financial reporting purposes, a valuation allowance of $60,946 has been recognized to offset the net deferred tax assets related to these carryforwards and other deferred tax assets since realization of any portion of the Company's deferred tax asset is not considered to be more likely than not. The change in the valuation allowance for the years ended December 31, 2000 and 1999 was $16,247 and $34,561 respectively.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                            2001         2000
Deferred tax assets:
Net operating loss carryforwards         $ 60,946     $ 44,699
                                         --------     --------
Total deferred tax assets                  60,946       44,699
Valuation allowance for
  deferred tax assets                     (60,946)     (44,699)
                                         --------     --------
                                                0            0
                                         ========     ========

The Company has incurred net operating losses since inception. At December 31, 2000 and 1999 the Company had approximately $304,728 and $184,783 in operating loss carryforwards that expire in various amounts from 2018 through 2020.


NOTE 5 - RELATED PARTY TRANSACTIONS

The Company neither owns or leases any real property. Fees totaling $7,880 and $14,390 were paid to companies owned by shareholders during the periods ended June 30, 2001 and 2000 for administrative and consulting services rendered on behalf of the Company. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.

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

         Not Applicable


Item 3.  Defaults in Senior Securities

         Not Applicable


Item 4.  Submission of Matters to a Vote of Securities Holders

         Not Applicable


Item 5.  Other Information

         Not Applicable

Item 6.  Exhibit and Reports on Form 8-K

         (a)      Exhibits:  Not Applicable

         (b)      Form 8-Ks

                  No Reports of Form 8-K were filed during the three-month period ended June 30, 2001.

                                   SIGNATURES
                                   ----------

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GREAT WALL FOOD AND BEVERAGE CORPORATION

Dated:  August 9, 2001            By: /s/ Patti Cooke
                                      -----------------------------------------
                                      Patti Cooke, President and Principal
                                      Executive, Accounting Officer and Director

Dated:  August 9, 2001            By: /s/ Bradley R. Wilson
                                      -----------------------------------------
                                      Bradley R. Wilson, Vice President and
                                      Principal Executive Financial Officer and
                                      Director