Form 10QSB
period 2001-09-30
GREAT WALL FOOD & BEVERAGE CORP
filed 2001-11-08
CIK 1066281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 30549




                                   FORM 10-QSB




(MarkOne)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                               For the quarterly period ended September 30, 2001

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

The number of shares outstanding of each of the issuer's classes of common equity, as of October 31, 2001 was 3,676,664 shares of common stock.

Transitional Small Business Disclosure Format (Check one):  Yes [X]  No [  ]

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

Part I.  Financial Information


     Item 1.  Financial Statements

              Condensed Balance Sheets as of September 30,
              2001 and December 31, 2000                                    3

              Condensed Statements of Loss for the Three
              Months Ended September 30, 2001 and September 30,
              2000 and Nine Months Ended September 30, 2001
              and September 30, 2000 and since Inception                    4

              Condensed Statements of Cash Flows for the Nine
              Months Ended September 30, 2001 and September 30,
              2000 and since Inception                                      5

              Notes to Financial Statements                                 6

     Item 2.  Plan of Operation                                             9


Part II. Other Information

     Item 1.  Legal Proceedings                                            10

     Item 2.  Changes in Securities                                        10

     Item 3.  Defaults in Senior Securities                                10

     Item 4.  Submission of Matters to a Vote of Securities Holders        10

     Item 5.  Other Information                                            10

     Item 6.  Exhibits and Reports on Form 8-K                             11

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
-----------------------------

                    Great Wall Food and Beverage Corporation
                            Condensed Balance Sheets
                             (A Development Company)
                                   (Unaudited)

                                                    09/30/2001      12/31/2000
                                                    ----------      ----------

                                     ASSETS


CURRENT ASSETS
  Cash                                              $  55,157        $  98,571
                                                    ---------        ---------

TOTAL ASSETS                                        $  55,157        $  98,571
                                                    =========        =========


                                 LIABILITIES AND
                              STOCKHOLDERS' EQUITY


LIABILITIES:
  Accounts Payable                                  $     800        $     800
                                                    ---------        ---------
      TOTAL LIABILITIES                             $     800        $     800


STOCKHOLDERS' EQUITY
  Preferred Stock, $.0001 par
    value; authorized 20,000,000 shares;
    no issued and outstanding shares
  Common Stock, $.0001 par value;
    authorized 80,000,000 shares, issued
    and outstanding 3,676,664 and 2,676,664
    shares at December 31, 2000 and 1999                  368              368
  Additional Paid-in Capital                          452,132          452,132
  Accumulated Deficit                                (398,143)        (354,729)
                                                    ---------        ---------
      TOTAL STOCKHOLDERS' EQUITY                       54,357           97,771
                                                    ---------        ---------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                              $  55,157        $  98,571
                                                    =========        =========


                                               Great Wall Food and Beverage Corporation
                                                     Condensed Statements of Loss
                                                     (A Development Stage Company)
                                                              (Unaudited)

                                     ------------------------------------------------------------------------
                                           Three Months                  Nine Months                Since
                                      9/30/01        9/30/00         9/30/01       9/30/00        Inception
                                     ------------------------------------------------------------------------
REVENUES:
    TOTAL REVENUES                   $       0       $       0       $       0     $       0       $       0


EXPENSES
    DEVELOPMENT STAGE EXPENSES           4,931          23,020          43,212        46,472         397,522

    REMEASUREMENT LOSS (GAIN)              199            (106)            202          (105)            621
                                     ---------       ---------       ---------     ---------       ---------
      NET LOSS                       $  (5,130)      $ (22,914)      $ (43,414)    $ (46,367)      $(398,143)
                                     =========       =========       =========     =========       =========

LOSS PER COMMON SHARE
  Basic loss per share               $    (.01)      $    (.01)      $    (.02)    $    (.02)
                                     =========       =========       =========     =========

Weighted average shares
  outstanding                        3,676,664       3,676,664       3,676,664     3,676,664
                                     =========       =========       =========     =========



                                Great Wall Food and Beverage Corporation
                                   Condensed Statements of Cash Flows
                                      (A Development Stage Company)
                                               (Unaudited)

                                                                                              Since
                                                          For the Nine Months Ended         Inception
                                                       --------------------------------    ------------
                                                               2001          2000
                                                               ----          ----
Cash flows from operating activities:
  Net Loss                                                 $ (43,414)    $ (46,367)         $(398,143)
  Adjustments to reconcile net loss
    to net cash provided by operating activities:
                                                                                                   800
    Notes receivable                                                        40,000
    Attorney escrow receivable                                             (34,350)
                                                           ---------     ---------          ----------
  Net cash utilized by operating activities                  (43,414)      (40,717)           (397,343)

Cash flows from investing activities:
  Net cash utilized by investing activities                        0             0                   0

Cash flows from financing activities:
    Proceeds from issuance of common stock                         0             0             452,500
                                                           ---------     ---------          ----------
  Net cash provided from financing activities                      0             0             452,500
                                                           ---------     ---------          ----------
Net Decrease in Cash                                         (43,414)      (40,717)             55,157

Cash & Cash Equivalents balance at January 1,                 98,571       120,916                   0
                                                           ---------     ---------          ----------
Cash & Cash Equivalents balance at June 30,                $  55,157     $  80,199          $   55,157
                                                           =========     =========          ==========

                                                      5

Great Wall Food and Beverage Corporation
(A Development Stage Company)
 Notes to the Financial Statements


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

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

Foreign Currency Translation
----------------------------

During 1999 the Company opened a bank account denominated in a foreign currency which is used to pay for some operational expenses. The bank account is translated using rates of exchange at September 30, 2001 and 2000; expenses are translated at weighted average exchange rates in effect during the year. The cumulative effect resulting from such translation is recorded as remeasurement loss in the financial statements.

NOTE 2 - STOCKHOLDER'S EQUITY

The Company had the following classes of capital stock:

Series A Preferred Stock, $0.0001 par value; authorized 20,000,000 shares; issued and outstanding -0- shares.

Common stock, $0.0001 par value, 80,000,000 shares authorized, 3,676,664 shares issued and outstanding at September 30, 2001 and December 31, 2000 respectively.

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

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                   2001         2000
Deferred tax assets:
Net operating loss carryforwards                $ 60,946     $ 44,699
                                                ---------    ---------
Total deferred tax assets                          60,946       44,699
Valuation allowance for
  deferred tax assets                            ( 60,946)    ( 44,699)
                                                ---------    ---------
                                                        0            0
                                                =========    =========

The Company has incurred net operating losses since inception. At December 31, 2000 and 1999 the Company had approximately $304,728 and $184,783 in operating loss carryforwards that expire in various amounts from 2018 through 2020.


NOTE 5 - RELATED PARTY TRANSACTIONS

The Company neither owns or leases any real property. Fees totaling $500 and $0 were paid to companies owned by shareholders during the periods ended September 30, 2001 and 2000 for administrative and consulting services rendered on behalf of the Company. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.

NOTE 6 - SUBSEQUENT EVENTS

Stock Split
-----------

On October 15, 2001 the Company notified its shareholders of record of its intent to amend its articles of incorporation with an effective date of November 9, 2001. As a result of the amendment the outstanding common stock of the Company will be forward split on the ratio of ten shares for each one share currently outstanding as of the effective date.

Name Change
-----------

On October 15, 2001 the Company informed its shareholders of record its intention to amend and restate its articles of incorporation with an effective date of November 9, 2001. As a result of the amendment the name of the Company will be changed to DuraVest, Inc.

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

     There are no present arrangements for,, or ongoing negotiations with respect to, such a business combination with the Issuer. The Issuer has no present knowledge of any specific candidate for a business combination. Issuer's management believes that it has sufficient funds to pursue its search for a potential business combination for at least the period through December of 2001. It is not presently possible to predict if any business combination entered into by the Issuer during that period will require the raising of additional capital.

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

          Not Applicable


Item 3.   Defaults in Senior Securities

          Not Applicable


Item 4.   Submission of Matters to a Vote of Securities Holders

               In October of 2001 the holders of a majority of the Issuer's outstanding Common stock approved and adopted an Action By Majority Written Consent Of Shareholder ("Consent Action").

               The Consent Action provides that on its "Effective Date", November 9, 2001, the Issuer's Articles of Incorporation will be amended to provide that:

          1.   The name of the Issuer will be changed to "DuraVest, Inc."; and

          2. The outstanding common stock of the Issuer as of November 9, 2001 will be forward split on the ratio of ten shares for one so that each outstanding share of the common stock on that date will become ten shares.

          As of October 15, 2001 the Issuer had outstanding 3,676,664 shares of its common stock and no outstanding shares of its authorized preferred stock. Under Florida law, the holders of a majority of the Issuer's outstanding common stock (1,838,334 shares) can legally adopt the Consent Action by executing it in written form. The eight holders of a total of 1,906,999 shares of the Issuer's common stock have executed the Consent Action.

          Upon the Effective Date of the Consent Action, the 3,676,664 shares of the Issuer's $.001 par value common stock will automatically become 36,766,640 shares of $.0001 par value common stock. There will be no change to the Issuer's authorized capitalization which will remain at 80,000,000 shares of $.0001 par value common stock and 20,000,000 shares of $.0001 par value preferred stock.

          The Amendment to the Issuer's Articles of Incorporation being made pursuant to the Action which will change its name to DuraVest, Inc., and effect the ten-for-one forward stock split is being made because:

          o The Issuer is no longer engaged in or proposing to engage in the food service industry.

          o The Issuer is not nor does it presently propose to do business in China.

          o    Accordingly,   the  old  name,   "Great   Wall  Food  &  Beverage
               Corporation" is no longer appropriate.

          o The new name, "DuraVest, Inc." is sufficiently neutral and generic, that it can be appropriate for any future business in which the Issuer may be engaged.

          o The outstanding capitalization resulting from the forward split will, in the opinion of management, facilitate a future acquisition of a new business opportunity, if such can be located on terms reasonable to the Issuer.

          For  additional   information,   see  Schedule  14C  and  Accompanying
          Information   Statement   filed  with  the   Securities  and  Exchange
          Commission on October 9, 2001.

Item 5.   Other Information

          Not Applicable

Item 6.  Exhibit and Reports on Form 8-K

         (a)      Exhibits:  Not Applicable

         (b)      Form 8-Ks

                  No Reports of Form 8-K were filed during the three-month period ended September 30, 2001.





                                   SIGNATURES
                                   ----------

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GREAT WALL FOOD AND BEVERAGE CORPORATION

Dated:  November 5, 2001          By: /s/ Patti Cooke
                                      -----------------------------------------
                                      Patti Cooke, President and Principal
                                      Executive, Accounting Officer and Director

Dated:  November 5, 2001          By: /s/ Bradley R. Wilson
                                      -----------------------------------------
                                      Bradley R. Wilson, Vice President and
                                      Principal Executive Financial Officer and
                                      Director