Form 10KSB40
period 2001-12-31
GREAT WALL FOOD & BEVERAGE CORP
filed 2002-03-19
CIK 1066281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
 (Mark One)

/X/ Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001.
/ /  Securities   Exchange   Act  of  1934  for  the   transition   period  from
     ___________________ to ________________________.

Commission file number 0-27489

                                 DuraVest, Inc.
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

                                 (416) 271-5285
                            Issuer's Telephone Number

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

The aggregate market value of the Issuer's common stock held by non-affiliates as of November 2, 2001 (valued at the average of the bid and asked prices as of that date) was $2,402,697.

The Issuer has never been involved in bankruptcy proceedings.

The number of shares outstanding of the Issuer's common stock as of March 18, 2002 was 36,766,640.

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

                     Traditional Small Business Disclosures
                               Format (Check one):
                                 Yes  X  No
                                     ---   ---

                                     PART I

The Issuer, DuraVest, Inc., a Florida corporation, is electing to furnish the information required by Items 6-12 of Model B of Form 1-A under Alternative 2 of Form 10-SB.

Item 1A.  Company Risk Factors.
--------  --------------------

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

     The Issuer spent approximately $315,000.00 on the Chinese project prior to its termination. Included in these costs were $100,000.00 deposited on the purchase of milk processing and bottling equipment which purchase was not completed. The Issuer believes that it is entitled to a refund of all of the deposit. The Issuer and the equipment manufacturer agreed on April 14, 2000 that the deposit would be refunded to the Issuer in five equal installments commencing in March 2000. The Issuer received two payments of $20,000 each on the settlement agreement on which the manufacturer is now in default. The Issuer is in the process of pursuing collection proceedings on the balance of $60,000.

     In August of 1999, Hatchment Holdings, Ltd., a company wholly owned by Bradley R. Wilson, an officer and director of the Issuer, purchased 1,000,000 shares of the Issuer's then Common Stock for cash at $.052 per share for a total of $52,000.

     On November 9, 2001 the Issuer amended its Articles of Incorporation to change its name to DuraVest, Inc. and to complete a forward split of its outstanding Common Stock in the basis of ten shares of the new stock for each then outstanding share. This resulted in an increase of its total outstanding shares of Common Stock from 3,676,640 shares to 36,766,640 shares.

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

     These are no present arrangements for, or ongoing negotiations with respect to, such a business combination with the Issuer. The Issuer has no present knowledge of any specific candidate for a business combination. It will have to raise additional capital funds to finance its operations during the next 12 months. It intends to seek to acquire such funds through a private placement of securities. However, there is no assurance funds will become available. It is not presently possible to predict if any business combination entered into by the Issuer during that period will require the raising of additional capital.

     During 2000 and 2001, the Issuer's President and Vice President were its only paid employees. They received compensation in 2000 of $10,000 and $21,000 respectively. In 2001, they were paid fees and/or reimbursed for expenses incurred in the performance of their duties in the amounts of $4,500 and $8,616 respectively. It is anticipated that in 2002, they will receive compensation and be reimbursed for expenses incurred. The rate of compensation will be determined by the Board of Directors in light of the Issuer's cash position and the services performed. Through 2002 or until the Issuer enters into a business combination, it is anticipated that they will be the only paid employees of the Issuer. During that period its directors will serve without compensation for their services as such. It is not now possible to estimate what employees the Issuer may have if it enters into a business combination during the year 2002

Item 2.  Description of Property
------   -----------------------
(Item 7 of Model B of Form 1A)

     The Issuer has no materially important physical properties. Its only material assets are its cash or cash equivalents (which were $40,545 at December 31, 2001) and its claim for a refund of $60,000 for an equipment deposit which has been written off the Balance Sheet. See Item 1. above and the Financial Statements herein.

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


Item 3.  Directors, Executive Officers and Significant Employees.
------   -------------------------------------------------------
(Item 8 of Model B of Form 1A)

     The following table sets forth information regarding the directors and executive officers of the Company.

                                                                       Beginning
Name                      Age                Positions                  of Term
----                      ---                ---------                 ---------

Patti Cooke               46            President and Director           3/98

Bradley R. Wilson         43            Vice President, Secretary,       8/99
                                        And Director

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

Item 4.  Remuneration of Directors and Officers.
------   --------------------------------------
(Item 9 of Model B to Form 1A)

     Information with respect to the only remuneration paid to any of the officers and directors of the Issuer during 2001 is as follows:

     2001      Patti Cooke               Fees & Expenses        $ 4,500.00

     2001      Bradley R. Wilson         Fees & Expenses        $ 8,616.00
                                                                ----------

                   Total                                        $13,116.00


     During 2001, the Issuer's President and Vice President were its only paid employees. They will be compensated for time spent on the business of the Issuer at a mutually agreeable rate. Through 2002 or until the Issuer enters into a business combination, it is anticipated that they will be the only paid employees of the Issuer. During that period its directors will serve without compensation for their services as such. They will be reimbursed for expenses incurred in the performance of their duties. It is not now possible to estimate what employees the Issuer may have if it enters into a business combination during the year 2002.


Item 5   Security Ownership of Management and Certain Securityholders.
---------------------------------------------------------------------
(Item 10 to Model B of Form 1A)

     The following table sets forth information as of March 6, 2002 with respect to the ownership of the Issuer's Common Stock by each of its officers and directors, its officers and directors as a group and any shareholder owning more than 10% of the Issuer's Common Stock:

 Title             Name and Address           Number of             Percent
of Class              of Owner               Shares Owned           of Class
--------           ----------------          ------------           --------

Common Stock    Patti Cooke                       7,000               .2%
                715 Millwood Road, #301
                Toronto, Ontario M4G1V7
                Canada

Common Stock    Bradley R. Wilson (1)         1,000,000(1)          27.0%(1)
                615 Merton street
                Toronto, Ontario
                Canada M4S1B4

--------------
(1) These shares are held of record by Hatchment Holdings, Inc., an Ontario corporation wholly owned by Mr. Wilson.

     There are no shares of the Issuer's Preferred Stock outstanding and there are no outstanding options warrants or other rights to acquire shares of either its Common or Preferred Stock.

Item 6.  Interest of Management and Others in Certain Transactions.
------   ---------------------------------------------------------
(Item 11 to Model B of Form 1A)

     In August of 1999, Hatchment Holdings, Inc., a company wholly owned by Bradley R. Wilson, an officer and director of the Issuer, purchased 10,000,000 shares of the Issuer's Common Stock for cash at $.0052 per share for a total of $52,000 (these numbers are adjusted to reflect the November 9, 2001 10-for-one forward stock-split). The shares were acquired by the purchaser for investment and not with a view to distribution. They were issued as "restricted securities" as defined under the Securities Act of 1933, as amended ("Securities Act"). They were issued in reliance upon the exemption from the registration requirements of
Section 5 of the Securities Act provided in Section 4(2) of that statute.

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

    Quarter Ending:                      High                      Low
    --------------                       ----                      ---

    January - March, 2000                ---                       ---
    April - June, 2000                   ---                       ---
    July - September, 2000               .50                       .25
    October - December, 2000             .25                       .25
    January - March, 2001                .10                       .07
    April - June, 2001                   .06                       .02
    July - September, 2001               .80                       .11
    October - December, 2001            2.00                      2.78

     The number of record holders of Common Stock of the Issuer at March 6, 2002 was 46. Additional owners of the Common stock hold their shares at street name with various brokerage and depository firms (there are five such firms included in the list of record owners).

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


Item 2.  Legal Proceedings.
------   -----------------

     Neither the Issuer nor any of its property is a party or subject to any pending legal proceeding. The Issuer is not aware of any contemplated or threatened legal proceeding against it by any governmental authority or other party.

     As set forth in Item 1 of Part 1 above, the Issuer is in the process of attempting to recover the $60,000 balance of a $100,000 cash deposit which was placed on a proposed purchase of equipment which was terminated. The Issuer and the deposit holder reached a settlement agreement on April 14, 2000 under which the holder agreed to repay the deposit in five monthly installments of $20,000 each. The Issuer has received two payments of $20,000 under the agreement which is now in default. The Issuer is in the process of pursing collection proceedings to recover the $60,000 balance of the deposit.

Item 3.  Changes in and Disagreements with Accountants.
------   ---------------------------------------------

     No principal independent accountant of the Issuer or any subsidiary thereof has ever resigned, been dismissed or declined to stand for re-election.

Item 4.  Submission of Matters to a Vote of Security Holders.
------   ----------------------------------------------------

     No matters were submitted during the calendar quarter ending December 31, 2001 to a vote of securities holders through the solicitation of proxies or otherwise.


Item 5.  Compliance with Section 16(a) of the Exchange Act.
-------  --------------------------------------------------

     There were no reports required to be filed by the officers, directors or shareholders of the Issuer under Section 169a) of the Securities Exchange Act of 1934 during 2000.


Item 6.  Reports on Form 8-K.
------   --------------------

     The Issuer was not required to file any reports on Form 8-K for the calendar quarter ended December 31, 2001.



                                    PART III

1.       Index to Exhibits

         Exhibit
           No.      Description of Exhibits
         -------    -----------------------

         2(a)       Issuer's  Amended and Restated  Articles of  Incorporation-
                    Exhibit 2(a) to the Issuer's Registration Statement on Form 10-SB is hereby incorporated herein by this reference.


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

                                  DURAVEST, INC.

Dated:  March 18, 2002            By: /s/ Patti Cooke
                                      ---------------
                                      Patti Cooke, President and Principal
                                      Executive, Accounting Officer and Director

Dated:  March 18, 2002            By: /s/ Bradley R. Wilson
                                      ---------------------
                                      Bradley R. Wilson, Vice President and
                                      Principal Financial Officer and Director



     Supplemental information to be furnished With Reports Filed Pursuant to
           Section 15(d) Of the Exchange Act by Non-reporting Issuers


     No annual report, proxy statement, proxy form or other proxy soliciting material was sent to the Issuer's securities holders for or during the year 2000; nor is any such material to be sent to them subsequent to the filing of this Form 10-KSB.

                                    PART F/S


                                 Duravest, Inc.
               (formerly Great Wall Food and Beverage Corporation)



                                      Index
                                      -----


                                                                            Page
                                                                             No.
                                                                            ----

INDEPENDENT AUDITORS' REPORT                                                F-2

BALANCE SHEETS                                                              F-3

STATEMENTS OF OPERATIONS                                                    F-4

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY                                F-5

STATEMENTS OF CASH FLOWS                                                    F-6

NOTES TO THE FINANCIAL STATEMENTS                                           F-7

                             BARRY I. HECHTMAN, P.A.
                           Certified Public Accountant

                                    Member of
                     Florida and American Institute of CPAs
                  Private Comapnies and Sec Practice Sections


8100 SW 81 Drive                                       Telephone: (305) 270-0014
Suite 210                                                    Fax: (305) 598-3695
Miami Florida, 33143-6603                            email: barrycpa@netzero.net



                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Duravest, Inc. (formerly Great Wall Food and Beverage Corporation)

We have audited the balance sheet of Duravest, Inc. (formerly Great Wall Food and Beverage Corporation) (a Florida corporation) as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Duravest, Inc. (formerly Great Wall Food and Beverage Corporation) of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




/s/ Barry I Hechtman

Barry I Hechtman, P.A.
Miami, FL

March 8, 2002

                                 Duravest, Inc.
               (formerly Great Wall Food and Beverage Corporation)
                                 Balance Sheets
                          (A Development Stage Company)
                                  December 31,

                                                        2001             2000

                                     ASSETS


  Cash                                                $ 40,545         $ 98,571
                                                      --------         --------
TOTAL ASSETS                                          $ 40,545         $ 98,571
                                                     =========         ========


                                 LIABILITIES AND
                              STOCKHOLDERS' EQUITY


LIABILITIES:
  Accounts Payable - Trade                            $  6,766         $    800
                                                      --------         --------
      TOTAL LIABILITIES                                  6,766              800


STOCKHOLDERS' EQUITY
  Preferred Stock, $.0001 par
    value; authorized 20,000,000 shares
    no issued and outstanding shares
  Common Stock, $.0001 par value; authorized
    80,000,000 shares, issued and
    outstanding 36,766,640 and 3,676,664
    shares at December 31, 2001 and 2000                 3,680              368
  Additional Paid-in Capital                           448,820          452,132
  Deficit accumulated
    during development stage                          (418,721)        (354,729)
                                                      --------         --------
      TOTAL STOCKHOLDERS' EQUITY                        33,779           97,771
                                                      --------         --------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                $ 40,545         $ 98,571
                                                      ========         ========
















                  See accompanying notes & accountants' report

                                 Duravest, Inc.
               (formerly Great Wall Food and Beverage Corporation)
                          (A Development Stage Company)
                            Statements of Operations
                            Years Ended December 31,

                                                                        Since
                                     2001              2000           Inception

TOTAL REVENUES                    $       0         $       0         $       0


EXPENSES

  DEVELOPMENT STAGE EXPENSES         63,751           120,866           418,061

  REMEASUREMENT LOSS                    241               186               660
                                  ---------         ---------      ------------

NET LOSS                            (63,992)         (121,052)         (418,721)
                                  =========         =========      ============

NET LOSS PER SHARE                    ($.60)            ($.01)
                                  =========         =========

WEIGHTED AVVERAGE COMMON
     SHARES OUTSTANDING           6,558,867         6,517,200
                                  =========         =========


































                    See accompanying notes & accountants' report



                                                    Duravest, Inc.
                                  (formerly Great Wall Food and Beverage Corporation)
                                             (a Development Stage Company)
                                     Statements of Changes in Stockholders' Equity



                                                                                                        Deficit
                                         Preferred Stock           Common Stock                        Accumulated
                                         Par Value $.001          Par Value $.001         Additional   During the       Total
                                    ------------------------  -------------------------    Paid-In     Development   Stockholders'
                                     Shares          Amount    Shares           Amount     Capital        Stage         Equity
                                    --------       ---------  --------       ----------  -----------  -------------  -------------

Issuance of common stock at
  inception (August 5, 1980)                                        100        $  500                                  $     500

Net Loss 1994                                                                                                 (500)         (500)
                                       ------------------------------------------------------------------------------------------
Balance at December 31, 1994                                        100           500              -          (500)            -

1995 no activity

1996 common stock changed per
  share value from $5.00 to $.001                                                (500)           500                           -

1996 common stock forward split
  1,000 to 1                                                     99,900           100           (100)                          -

Net Loss 1996                                                                                                 (550)         (550)
                                       ------------------------------------------------------------------------------------------
Balance at December 31, 1996                                    100,000           100            400        (1,050)         (550)
Net Loss 1997                                                                                                 (750)         (750)
                                       ------------------------------------------------------------------------------------------
Balance at December 31, 1996                                    100,000           100            400        (1,800)       (1,300)

1998 common stock revese split
  from 10 shares of $.001 to
  1 share of $.0001                                             (90,000)          (99)            99                           -

1998 common stock issued in
  connection with 504 offering                                2,666,664           267        399,733                     400,000

Net Loss 1998                                                                                             (182,983)     (182,983)
                                       ------------------------------------------------------------------------------------------
Balance at January 1, 1999                                    2,676,664            268       400,232      (184,783)      215,717

1998 restricted common stock
  issued in exempt transaction                                1,000,000            100        51,900                      52,000
Net Loss 1999                                                                                              (48,894)      (48,894)
                                       ------------------------------------------------------------------------------------------
Balance at December 31, 1999                                  3,676,664            368       452,132      (233,677)      218,823

Net Loss 2000                                                                                             (121,052)     (121,052)
                                       ------------------------------------------------------------------------------------------
Balance at December 31, 2000                                  3,676,664            368       452,132      (354,729)       97,771

2001 common stock forward split
  10 to 1                                                    33,089,976          3,312        (3,312)                          -

Net Loss 2001                                                                                              (63,992)      (63,992)
                                       ------------------------------------------------------------------------------------------
Balance at December 31, 2001                                 36,766,640         $3,680      $448,820     $(418,721)    $  33,779
                                       ------------------------------------------------------------------------------------------


                                  See accompanying notes and accountants' report


                                           Duravest, Inc.
                         (formerly Great Wall Food and Beverage Corporation)
                                 Condensed Statements of Cash Flows
                                    (A Development Stage Company)

                                                               ----------------------------      -----------
                                                                                                    Since
                                                                    For the years ended           Inception
                                                               ----------------------------      -----------
                                                               12/31/2001        12/31/2000
                                                               ----------        ----------
Cash flows from operating activities:
  Net Loss                                                      $(63,992)        $(121,052)       $(418,721)
  Adjustments to reconcile net loss
    to net cash provided by operating activities:
    Allowance for Bad Debts                                                         60,000
    Accounts Payable                                               5,966               800            6,766
    Notes receivable                                                                40,000
                                                                --------         ---------        ---------
  Net cash utilized by operating activities                      (58,026)          (20,252)        (411,955)

Cash flows from investing activities:
  Net cash utilized by investing activities                            0                 0                0

Cash flows from financing activities:
    Net borrowings from (repayments to) shareholders                                (2,093)               0
    Proceeds from issuance of common stock                             0                 0          452,500
                                                                --------         ---------        ---------
  Net cash provided(used) by
    financing activities                                               0            (2,093)         452,500
                                                                --------         ---------        ---------
Net Decrease in Cash                                             (58,026)          (22,345)          40,545

Cash & Cash Equivalents balance at January 1,                     98,571           120,916                0
                                                                --------         ---------        ---------
Cash & Cash Equivalents balance at December 31,                 $ 40,545         $  98,571        $  40,545
                                                                ========         =========        =========




                             See accompanying notes and accountants' report

Duravest, Inc.
(formerly Great Wall Food and Beverage Corporation)
(A Development Stage Company)
Notes to the Financial Statements


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Duravest, Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements

Business and Organization
-------------------------

Duravest, Inc. (formerly Great Wall Food and Beverage Corporation) (the "Company"), a development stage company, was incorporated in the State of Florida on August 1, 1980 as Ronnie Interior Designs, Inc. for the purpose of acquiring or merging with an existing operating company.

On October 14, 1997, Ronnie Interior Designs, Inc. changed its name to Ronnie Systems, Inc.

On  March  13,  1998,   the  Company   amended  and  restated  its  articles  of
incorporation and changed its name to Great Wall Food and Beverage Corporation.

On November 9, 2001, the Company amended and restated its articles of incorporation and changed its name to Duravest, Inc.

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

Foreign Currency Translation
----------------------------

During 1999 the Company opened a bank account denominated in a foreign currency which is used to pay for some operational expenses. The bank account is translated using rates of exchange at December 31, 2001 and 2000; expenses are translated at weighted average exchange rates in effect during the year. The cumulative effect resulting from such translation is recorded as remeasurement loss in the financial statements.

Cash and Cash Equivalents
-------------------------

The Company considers cash and all highly liquid investments purchased with an original maturity of less than three months at the date of purchase to be cash equivalents.

Fair Value of Financial Instruments
-----------------------------------

Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, accounts receivable, notes receivable, and accrued liabilities approximate fair value because of their short maturities.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from these estimates.

Income Taxes
------------

The Company accounts for income taxes using the asset and liability method as required by Statement of Financial Accounting Standards No. 109. Deferred income taxes are provided on temporary differences between book and tax income, arising primarily from the use of differing methods of recognition of start-up costs. An allowance is provided if it is more likely than not that the Company will not realize the benefits of a deferred tax asset.

NOTE 2 - STOCKHOLDER'S EQUITY

The Company had the following classes of capital stock:

Series A Preferred Stock, $0.0001 par value; authorized 20,000,000 shares; issued and outstanding -0- shares.

Common stock,  $0.0001 par value,  80,000,000 shares authorized,  36,766,640 and
3,676,664   shares  issued  and  outstanding  at  December  31,  2001  and  2000 respectively.

NOTE 3 - STOCK TRANSACTIONS

Stock Split
-----------

On November 9, 2001, the Company authorized a forward stock split at the ratio of 10 shares for every one share owned. There was no change in the Company's authorized capitalization.

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

NOTE 5 - INCOME TAXES

For financial reporting purposes, a valuation allowance of $79,081 has been recognized to offset the net deferred tax assets related to these carryforwards and other deferred tax assets since realization of any portion of the Company's deferred tax asset is not considered to be more likely than not. The change in the valuation allowance for the years ended December 31, 2001 and 2000 was $79,081 and $12,210 respectively.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                            2001         2000

     Deferred tax assets:
      Net operating loss carryforwards   $ 79,081     $ 56,910
                                         --------     --------
      Total deferred tax assets            79,081       56,910
      Valuation allowance for
        deferred tax assets               (79,081)    ( 56,910)
                                         --------     --------
                                                0            0
                                         ========     ========


The Company has incurred net operating losses since inception. At December 31, 2001 and 2000 the Company had approximately $395,407 and $284,549 in operating loss carryforwards that expire in various amounts from 2015 through 2021.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company neither owns or leases any real property. Fees totaling $13,116 and $11,200 have been paid to shareholders and companies owned by shareholders during the years ended December 31, 2001 and 2000 for administrative fees, consulting services rendered and, expenses paid on behalf of the Company. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.