Form 10KSB40/A
period 2001-12-31
DURAVEST INC
filed 2002-03-26
CIK 1066281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A-1
 (Mark One)

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

                                  DURAVEST, INC.

Dated:  March 25, 2002            By: /s/ Patti Cooke
                                      ---------------
                                      Patti Cooke, President and Principal
                                      Executive, Accounting Officer and Director

Dated:  March 25, 2002            By: /s/ Bradley R. Wilson
                                      ---------------------
                                      Bradley R. Wilson, Vice President and
                                      Principal Financial Officer and Director



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



                       INDEPENDENT AUDITOR'S REPORT

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company is a development stage company with no current source of revenue. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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