Form 10QSB
period 2002-03-31
DURAVEST INC
filed 2002-05-15
CIK 1066281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 30549




                                   FORM 10-QSB




(MarkOne)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                   For the quarterly period ended March 31, 2002

[  ] TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                        For the transition period from            to
                                                       ----------    -----------

                                                 Commission file number: 0-27489
                                                                         -------

                                 DuraVest, Inc.
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

The number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2002 was 3,676,664 shares of common stock.

Transitional Small Business Disclosure Format (Check one):  Yes [X]  No [  ]

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

Part I.  Financial Information


     Item 1.  Financial Statements

              Condensed Balance Sheets as of March 31, 2002
              and December 31, 2001                                         3

              Condensed Statements of Loss for the Three
              Months Ended March 31, 2002 and March 31, 2001
              and since Inception                                           4

              Condensed Statements of Cash Flows for the Three
              Months Ended March 31, 2002 and March 31, 2001
              and since Inception                                           5

              Notes to Financial Statements                                 6

     Item 2.  Plan of Operation                                            10


Part II. Other Information

     Item 1.  Legal Proceedings                                            13

     Item 2.  Changes in Securities                                        13

     Item 3.  Defaults in Senior Securities                                13

     Item 4.  Submission of Matters to a Vote of Securities Holders        13

     Item 5.  Other Information                                            13

     Item 6.  Exhibits and Reports on Form 8-K                             13

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
-----------------------------




                                 Duravest, Inc.
                            Condensed Balance Sheets
                             (A Development Company)
                                   (Unaudited)

                                                    03/31/2002       12/31/2001

                                     ASSETS


CURRENT ASSETS
  Cash                                                $ 25,952         $ 40,545
                                                      --------         --------

TOTAL ASSETS                                          $ 25,952         $ 40,545
                                                      ========         ========


                                 LIABILITIES AND
                              STOCKHOLDERS' EQUITY


LIABILITIES:
  Accounts Payable                                    $    800         $  6,766
                                                      --------         --------
      TOTAL LIABILITIES                               $    800         $  6,766


STOCKHOLDERS' EQUITY
  Preferred Stock, $.0001 par
    value; authorized 20,000,000 shares
    no issued and outstanding shares
  Common Stock, $.0001 par value; authorized
    80,000,000 shares, issued and
    outstanding 36,766,640 and 36,766,640
    shares at March 31, 2002 and
    December 31, 2001                                    3,680            3,680
  Additional Paid-in Capital                           448,820          448,820
  Accumulated Deficit                                 (427,348)        (418,721)
                                                      --------         --------
      TOTAL STOCKHOLDERS' EQUITY                        25,152           33,779
                                                      --------         --------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                $ 25,952         $ 40,545
                                                      ========         ========

                                 Duravest, Inc.
                          Condensed Statements of Loss
                          (A Development Stage Company)
                                   (Unaudited)


                                     -------------------------------------------
                                               Three Months           Since
                                          3/31/02        3/31/01      Inception
                                     -------------------------------------------

REVENUES:
    TOTAL REVENUES                     $        0      $       0      $       0


EXPENSES
    DEVELOPMENT STAGE EXPENSES              8,579         17,420        426,640

    REMEASUREMENT LOSS (GAIN)                  48             83            708
                                       ----------      ---------      ---------
      NET LOSS                         $  (20,780)     $ (17,503)     $(427,348)
                                       ==========      =========      =========


Loss per common share
  basic earnings per share             $     (.01)     $    (.01)
                                       ==========      =========

Weighted average shares
  outstanding                          36,766,640      3,676,664
                                       ==========      =========


                                            Duravest, Inc.
                                  Condensed Statements of Cash Flows
                                     (A Development Stage Company)
                                              (Unaudited)

                                                                                    -----------------------------       ------------
                                                                                     For the Three Months Ended             Since
                                                                                              March 31,                   Inception
                                                                                    -----------------------------       ------------
                                                                                      2002                2001
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash Paid for Operating Expenditures                                              $(14,593)           $(17,503)         $(426,548)
NET CASH UTILIZED BY                                                                --------            --------          ---------
  OPERATING ACTIVITIES:                                                              (14,593)            (17,503)          (426,548)


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                                   -                   -            452,500
NET CASH PROVIDED BY                                                                --------            --------          ---------
  FINANCING ACTIVITIES:                                                                    -                   -            452,500

NET INCREASE (DECREASE) IN CASH                                                      (14,593)            (17,503)            25,952
CASH & EQUIVALENTS AT JANUARY 1,                                                      40,545              98,571                  -
                                                                                    --------            --------           --------
CASH & EQUIVALENTS AT MARCH 31,                                                     $ 25,952            $ 81,068           $ 25,952
                                                                                    ========            ========           ========

Reconciliation of excess revenues over expenses to net cash provided (used) by operating activities:

Excess of revenues over expenses                                                      (8,627)            (17,503)          (427,348)

Adjustments to reconcile excess revenues
  over expenses to net cash provided (used)
  by operating activities:
Accounts Payable                                                                      (5,966)                                   800
                                                                                    --------            --------          ---------
Net Cash Provided (Utilized) by
Operating Activities                                                                $(14,593)           $(17,503)         $(426,548)
                                                                                    ========            ========          =========



                                                          5

Duravest, Inc.
(A Development Stage Company)
Notes to the Condensed Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

The accompanying unaudited condensed financial statements have been Prepared in accordance with generally accepted accounting principles for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed financial statements should be read in conjunction with Plan of Operation and Results of Operations contained in this report and the financial statements and accompanying notes included in the Great Wall Food and Beverage Corporation (the "Company") Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

Foreign Currency Translation
----------------------------

During 1999 the Company opened a bank account denominated in a foreign currency which is used to pay for some operational expenses. The bank account is translated using rates of exchange at March 31, 2002 and 2001; expenses are translated at weighted average exchange rates in effect during the year. The cumulative effect resulting from such translation is recorded as remeasurement gain or loss in the financial statements.

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

Common stock, $0.0001 par value, 80,000,000 shares authorized, 36,766,640 shares issued and outstanding at March 31, 2002 and December 31, 2001 respectively.

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

NOTE 4 - INCOME TAXES

For financial reporting purposes, a valuation allowance of $79,081 has been recognized to offset the net deferred tax assets related to these carryforwards and other deferred tax assets since realization of any portion of the Company's deferred tax asset is not considered to be more likely than not. The change in the valuation allowance for the years ended December 31, 2001 and 2000 was $22,171 and $12,210 respectively.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                            2001         2000
     Deferred tax assets:
     Net operating loss carryforwards    $ 79,081      $56,910
                                         --------      -------
     Total deferred tax assets             79,081       56,910
     Valuation allowance for
       deferred tax assets                (79,081)     $56,910)
                                         --------      -------
                                                0            0
                                         ========      =======

The Company has incurred net operating losses since inception. At December 31, 2001 and 2000 the Company had approximately $395,407 and $284,549 in operating loss carryforwards that expire in various amounts from 2015 through 2021.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company neither owns or leases any real property. Fees totaling $0 and $500 were paid to companies owned by shareholders during the periods ended March 31, 2002 and 2001 for administrative and consulting services rendered on behalf of the Company. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.

NOTE 6 - SUBSEQUENT EVENTS

On April 4, 2002 the Company entered into a conditional stock exchange agreement with Cardio Management Systems, Inc.("Cardio"), a corporation organized under the Canadian Business Corporation Act. Under the agreement, if certain conditions are met, the Company will issue 5,000,000 shares of its common stock in exchange for 1,000,000 shares of Cardio stock and as a result Cardio will become a wholly owned subsidiary. The principal assets of Cardio are shares of common stock of Estracure, Inc. ("Estracure"), a corporation organized under the Canadian Business Corporation Act and an optional right to acquire additional shares of Estracure common stock, at no time to exceed 50% ownership of Estracure outstanding common stock. If the stock exchange is completed the stock of Estracure owned by Cardio could be considered to be "investment securities" as such are defined by the Investment Company Act of 1940 ("40 Act"). The condition precedent to the completion of the stock exchange shall be the receipt by Duravest, Inc. of either (1) a "no-action" letter from the SEC that the completion of the stock exchange with the resultant ownership by Duravest, Inc. of Cardio with its investment in Estracure (with Estracure not being a "majority owned subsidiary" of Cardio under the 40 Act) will not cause a violation of the 40 Act; or (2) an opinion of counsel that the completion of the stock exchange with the resultant ownership by Duravest, inc. of Cardio with its investment in Estracure (with Estracure not being a "majority owned subsidiary" of Cardio under the 40 Act) will not cause a violation of the 40 Act. Duravest, Inc. intends to pursue the satisfaction of either or both of these two conditions. However, there is no assurance that it will be able to satisfy either of them.

Item 2.  Plan of Operation
-------  -----------------

     DuraVest, Inc. (the "Issuer" or "DuraVest") is continuing its efforts to find a new business opportunity. The Issuer will seek and attempt to enter into a business combination of acquisition or assets by which it will become engaged in an active business venture. It is likely that, if such a transaction is made, it will involve control of the Issuer being acquired by the other party to the transaction.

     On April 4, 2002 the Issuer entered into a Conditional Stock Exchange Agreement ("Exchange Agreement") with Cardio Management Systems, Inc., a corporation organized under the Canada Business Corporation Act ("Cardio"), and Ms. Patti Cooke, the sole record stockholder of Cardio. (Ms. Cooke holds the Cardio shares as a nominee for undisclosed principals. She is also the President and a director of the Issuer.) Under the Exchange Agreement, if specified conditions are met, the Issuer will acquire all of the outstanding stock of Cardio in exchange for 5,000,000 shares of the Issuer's common stock. The Issuer's stock would be issued as "restricted securities " as such are defined under the Securities Act of 1933. They would be issued in reliance upon the exemption from registration under Section 5 of that Act provided in Section 4(2) thereof or Regulation D adopted thereunder.

     Cardio was recently formed to provide funds to and acquire an investment in Estracure, Inc., a Canadian corporation (Estracure"). Cardio has acquired 26 of the 100 shares of Estracure presently outstanding for which it paid $2,500,000 (Canadian - which equated to $1,590,000 U.S. as of May 8, 2002). Estracure is involved in the research, development and commercialization of the use of "Estradiol" to reduce restenosis after angioplasty (see additional description following). If the undergoing human clinical trails of Estradiol are deemed successful, Cardio has the option to acquire sufficient additional shares of Estracure to bring its ownership interest therein to 50% in exchange for $7,500,000 Canadian ($4,750,000 U.S. as of May 8, 2002).

     The contractual arrangements between Cardio and Estracure provide that Cardio may not, at any time, acquire more than 50% of the outstanding common stock of Estracure (which prohibition is designed to protect valuable and favorable Canadian Tax treatment for Estracure and its shareholders). If DuraVest acquires the stock of Cardio it could be considered to be "investment securities" as such are defined under the Investment Company Act of 1940 ("40 Act") and their ownership by Cardio as a wholly owned subsidiary of DuraVest could cause DuraVest to become an unregistered inadvertent investment company under the 40 Act. The parties to the Exchange Agreement have been advised that the circumstances of the Cardio investment in Estracure are such that there is a reasonable possibility that: (i) DuraVest could apply for and obtain a "no-action" letter from the United States Securities and Exchange Commission ("SEC") under which the Cardio acquisition could be completed without causing a violation of the 40 Act by DuraVest; or (ii) if DuraVest would acquire sufficient additional assets so that the Estracure investment would be less than 40% of its total assets less cash items, DuraVest could obtain an opinion of counsel that the completion of the Cardio acquisition would not cause a violation of the 40 Act by DuraVest.

     Accordingly, the completion of the acquisition of Cardio by DuraVest is conditioned upon the receipt of DuraVest of either:

     (i) A "no-action" letter from the SEC that the completion of the Cardio acquisition with the resultant ownership by DuraVest of Cardio with its investment in Estracure (with Estracure now being a "majority owned subsidiary" of Cardio under the 40 Act) will not cause a violation of the 40 Act; or

     (ii) an opinion of counsel that the completion of the Cardio acquisition with the resultant ownership by DuraVest of Cardio with its investment in Estracure (with Estracure not being a "majority owned subsidiary" of Cardio under the 40 Act) will not cause a violation of the 40 Act.

DuraVest intends to pursue the satisfaction of either or both of these two conditions. However, there is no assurance, it will be able to satisfy either of them.

     The only material assets of Cardio are its investment in Estracure and its option to acquire additional stock in Estracure. Neither Cardio or DuraVest presently have the funds to finance the exercise of Cardio's options to acquire additional Estracure stock. Accordingly, their ability to exercise this option will be dependent upon their ability to raise additional capital. There is no assurance that: (I) Estracure's human clinical trials of the Estradiol treatments will be successful; (ii) Cardio or DuraVest will be able to raise sufficient capital to exercise the option to acquire the additional Estracure stock; or (iii) Estracure will be able to successfully develop and commercially market Estradiol.

     The shareholders of Estracure, including Cardio, have entered into a "Shareholders Agreement", the principal provisions of which are as follows:

     (i) Cardio is entitled to nominate two of the five members of the Board of Directors;

     (ii)Subject to the option of Cardio to subscribe to additional shares in consideration of the sum of C$7,500,000, the shareholders of Estracure benefit from a preemptive right to subscribe, on a pro rata basis, to any additional shares issued to Estracure;

     (iii)a Shareholder of Estracure may only assign its shares therein in the following circumstances:

          - The assignment is made to an affiliate, subsidiary, or holding company of said shareholder, provided, where such a shareholder is Cardio and the assignee is DuraVest, that as a result of such assignment, DuraVest must not be considered to have control of Estracure nor, in the opinion of Estracure, may it be in violation of the Investment Company Act of 1940 (US); or

          -    such  a   shareholder   has  offered  his  shares  to  the  other
               shareholders who are entitled to acquire same on a pro rata basis.

     (iv) In the event that one or more shareholders holding, in the aggregate, more than 50% of the issued and outstanding shares of Estracure which to assign their shares to a third party, the remaining shareholders may require that their shares be purchased on the same terms and conditions. Inversely, under the same circumstances, the shareholders controlling more than 50% of the issued and outstanding shares of Estracure may compel the remaining shareholders to sell to such a third party.

     (v) A Shareholder shall be deemed to sell all of its shares in Estracure upon the occurrence of certain events, the following of which are applicable to Cardio:

          - change of control of Cardio except for its Acquisition by DuraVest without the unanimous consent of the other shareholders of Estracure;

          - the seizure of a shareholder's shares in Estracure and such seizure is not or contested within 30 days thereof;

          -    the bankruptcy of a shareholder;

          -    fraud by a shareholder;

          -    criminal Act by a shareholder;

          - the default of a shareholder in respecting anyone of its obligation under the terms of Shareholders Agreement in such default has not been remedied within a reasonable time; and

     (vi) Decisions in respect of a number of matters have been made subject to the consent of the shareholders, either by a 75% majority or by unanimous approval.

     Estracure's Estradiol project has been developed by a team of Canadian medical researchers working under the auspices of the Montrea Heart Institute. They began their research in 1997 to determine why arteriosclerosis and other diseases creating induration of the arteries occurred more frequently in men than women. They focused their efforts on the potential role of naturally occurring hormones unique to women in blocking the onset of arteriosclerosis or other induration of the arteries. After preliminary trials they focused their efforts on a form of Estradiol (17-beta Estradiol), a female sex hormone of the estrogen family. At this point their goal was to develop a product and treatment which would reduce the recurrence of blockage following an angioplasty procedure, a non-surgical interventional procedure using a tiny balloon to open blocked arterial passages and the use of intravascular stents. The Estracure treatment involves the application or injection of Estradiol during the angioplasty procedure to impede the re-blocking of the arterial passage.

     The results of the research to date have been promising. The initial theoretical studies have been followed by work in a more clinically relevant model, the stent porcine coronary artery model, where there was a renewed confirmation of restenosis as well as a lower inflammatory score.

     Estracure is now proceeding to set up human clinical trials of Estradiol. If the results of these trials are satisfactory, Estracure intends to proceed with the research and development of Estradiol and take the necessary actions to make it, including obtaining the necessary regulatory approvals. Before Estracure can proceed beyond the human clinical trials, it will have to acquire additional funding. If Cardio is not able to provide capital by exercising its option, Estracure will have to pursue other sources not now known to it.

     Except for the arrangements with Cardio, there are no present arrangements for, or ongoing negotiations with respect to, all business combination with the Issuer. The Issuer has no present knowledge of any other specific candidate for a business combination. The management of DuraVest believes it will have to acquire additional capital to continue its operations over the next 12 months. If it acquires Cardio during that period and desires for Cardio to exercise its option to purchase additional Estracure stock, DuraVest will have to obtain the C$7,500,000 necessary for the option and additional capital to finance DuraVest's operations. There are no present arrangements for the acquisition of any additional capital or any assurance that such will be available.

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

          Not Applicable


Item 3.   Defaults in Senior Securities

          Not Applicable


Item 4.   Submission of Matters to a Vote of Securities Holders

          Not Applicable

Item 5.   Other Information

          Not Applicable

Item 6.  Exhibit and Reports on Form 8-K

         (a)      Exhibits:

                  12(d) - Conditional Stock Exchange Agreement with Cardio
                          Management Systems, Inc.

         (b)      Form 8-Ks

                  No Reports of Form 8-K were filed during the three-month period ended March 31, 2002.


                                   SIGNATURES
                                   ----------

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  DURAVEST, INC.

Dated:  May 14, 2002              By: /s/ Patti Cooke
                                      -----------------------------------------
                                      Patti Cooke, President and Principal
                                      Executive, Accounting Officer and Director

Dated:  May 14, 2002              By: /s/ Bradley R. Wilson
                                      -----------------------------------------
                                      Bradley R. Wilson, Vice President and
                                      Principal Executive Financial Officer and
                                      Director