Form 10QSB
period 2002-06-30
DURAVEST INC
filed 2002-08-13
CIK 1066281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 30549




                                   FORM 10-QSB




(MarkOne)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                   For the quarterly period ended June 30, 2002

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

      37 Prince Arthur Avenue, Suite 300, Toronto, Ontario, Canada M5R 1E2
      --------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (416) 961-1409
                           ---------------------------
                           (Issuer's telephone number)


        1543 Bayview Avenue, Suite 409, Toronto, Ontario, Canada M4G3B5
        ---------------------------------------------------------------
               (Former name, former address and former fiscal year
                         (if changed since last report)




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

The number of shares outstanding of each of the issuer's classes of common equity, as of August 5, 2002 was 36,766,640 shares of common stock.

Transitional Small Business Disclosure Format (Check one):  Yes [X]  No [  ]

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

Part I.  Financial Information


     Item 1.  Financial Statements

              Condensed Balance Sheets as of June 30, 2002                  3
              and December 31, 2001

              Condensed Statements of Loss for Three Months
              Ended June 30, 2002 and June 30, 2001, the
              Six Months ended June 30, 2002 and June 30, 2001
              and since Inception                                           4

              Condensed Statements of Cash Flows for
              Six Months Ended June 30, 2002
              and June 30, 2001 and Since Inception                         5

              Notes to Condensed Financial Statements                       6

     Item 2.  Plan of Operation                                            10


Part II. Other Information

     Item 1.  Legal Proceedings                                            13

     Item 2.  Changes in Securities                                        13

     Item 3.  Defaults in Senior Securities                                13

     Item 4.  Submission of Matters to a Vote of Securities Holders        13

     Item 5.  Other Information                                            13

     Item 6.  Exhibits and Reports on Form 8-K                             13

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
-----------------------------

                                 Duravest, Inc.
                            Condensed Balance Sheets
                             (A Development Company)
                                   (Unaudited)

                                                       06/30/2002     12/31/2001

                                     ASSETS


CURRENT ASSETS
  Cash                                                 $  12,719      $  40,545
                                                       ---------      ---------

TOTAL ASSETS                                           $  12,719      $  40,545
                                                       =========      =========


                                 LIABILITIES AND
                              STOCKHOLDERS' EQUITY


LIABILITIES:
  Accounts Payable                                     $     800      $   6,766
                                                       ---------      ---------
      TOTAL LIABILITIES                                $     800      $   6,766


STOCKHOLDERS' EQUITY
  Preferred Stock, $.0001 par
    value; authorized 20,000,000 shares
    no issued and outstanding shares
  Common Stock, $.0001 par value;
    authorized 80,000,000 shares, issued and
    outstanding 36,766,640 and 36,766,640 shares
    at March 31, 2002 and December 31, 2001                3,680          3,680
  Additional Paid-in Capital                             448,820        448,820
  Accumulated Deficit                                   (440,581)      (418,721)
                                                       ---------      ---------
      TOTAL STOCKHOLDERS' EQUITY                          11,919         33,779
                                                       ---------      ---------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                 $  12,719      $  40,545
                                                       =========      =========


                              Great Wall Food and Beverage Corporation
                                    Condensed Statements of Loss
                                    (A Development Stage Company)
                                             (Unaudited)


                                   ------------------------------------------------------------------------
                                          Three Months                   Six Months               Since
                                     6/30/01        6/30/01        6/30/01       6/30/01        Inception
                                   ------------------------------------------------------------------------
 REVENUES:
     TOTAL REVENUES                $        0     $        0     $        0     $        0     $        0


 EXPENSES
     DEVELOPMENT STAGE EXPENSES        13,285         20,860         21,865         38,279        439,925

     REMEASUREMENT LOSS (GAIN)            (52)           (80)            (4)             3            656
                                   ----------     ----------    -----------     ----------     ----------
       NET LOSS                    $  (13,233)    $  (20,780)   $   (21,861)    $  (38,282)    $ (440,581)
                                   ==========     ==========    ===========     ==========     ==========


 Loss per common share
   basic earnings per share        $     (.01)         ($.07)    $     (.01)    $     (.01)
                                   ==========     ==========     ==========     ==========

 Weighted average shares
   outstanding                     36,766,640      3,676,664     36,766,640      3,676,664
                                   ==========     ==========     ==========     ==========



                             Duravest, Inc.
                   Condensed Statements of Cash Flows
                      (A Development Stage Company)
                               (Unaudited)

                                                             -----------------------------     ------------
                                                                                                  Since
                                                               For the Six Months Ended          Inception
                                                             -----------------------------     ------------
                                                             6/30/2002           6/30/2000
                                                             ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash Paid for Operating Expenditures                       $(27,826)           $(38,282)      $(439,781)
NET CASH UTILIZED BY                                         --------            --------       ---------
  OPERATING ACTIVITIES:                                       (27,826)            (38,282)       (439,781)


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                            -                   -         452,500
NET CASH PROVIDED BY                                         --------            --------       ---------
  FINANCING ACTIVITIES:                                             -                   -         452,500

NET INCREASE (DECREASE) IN CASH                               (27,826)            (38,282)         12,719
CASH & EQUIVALENTS AT JANUARY 1,                               40,545              98,571               -
                                                             --------            --------       ---------
CASH & EQUIVALENTS AT JUNE 30,                               $ 12,719            $ 60,289       $  12,719
                                                             ========            ========       =========

Reconciliation of excess revenues over expenses to net cash provided (used) by operating activities:

Excess of revenues over expenses                              (21,860)            (38,282)       (440,581)

Adjustments to reconcile excess revenues
  over expenses to net cash provided (used)
  by operating activities:
Accounts Payable                                               (5,966)                                800
                                                             ---------           --------       ---------
Net Cash utilized by
operating activities                                         $(27,826)           $(38,282)      $(439,781)
                                                             =========           ========       =========


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

BUSINESS AND ORGANIZATION

Duravest, Inc. (the "Company"), a development stage company, was incorporated in the State of Florida on August 1, 1980 as Ronnie Interior Designs, Inc. for the purpose of acquiring or merging with an existing operating company.

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

FOREIGN CURRENCY TRANSLATION

During 1999 the Company opened a bank account denominated in a foreign currency which is used to pay for some operational expenses. The bank account is translated using rates of exchange at June 30, 2002 and 2001; expenses are translated at weighted average exchange rates in effect during the year. The cumulative effect resulting from such translation is recorded as remeasurement gain or loss in the financial statements.

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

NOTE 4 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At June 30, 2002, the Company had federal net operating losses (NOL) of approximately $395,407. The NOL expires during the years 2015 through 2021. In the event of a change in ownership of the Company, the utilization of the NOL carryforward will be subject to limitation under certain provisions of the Internal Revenue Code.

Realization of any portion of the approximate $149,798 deferred federal tax asset at June 30, 2002, resulting from the utilization of the NOL, is considered more likely than not by management; accordingly, a valuation of allowance has been established for the full amount of such asset.

The reconciliation of income tax benefit computed at the United States federal tax rate of 34% to income tax benefit is as follows:

Six Months ended June 30,                   2002                 2001

Tax benefit at the United States
  Statutory rate                         $   7,434           $   13,016
State income tax benefit, net                 (372)                (651)
Valuation allowance adjustment              (7,062)             (12,365)
                                         ---------           ----------
Income tax benefit                       $       0           $        0
                                         =========           ==========

Significant components of the Company's deferred tax liabilities and assets at June 30, 2002 and 2001 are as follows:

Deferred tax assets:
  Net operating loss carryforwards        $ 149,798          $ 133,624
  Valuation allowance for deferred
    Tax assets                             (149,798)          (133,624)
                                          ---------          ---------
Income tax benefit                        $       0          $       0
                                          =========          =========

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company neither owns or leases any real property. Fees totaling $1,000 and $500 were paid to companies owned by shareholders during the six months ended June 30, 2002 and 2001 for administrative and consulting services rendered on behalf of the Company. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.

NOTE 6 - CONDITIONAL ACQUISITION AGREEMENT

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

     Cardio was recently formed to provide funds to and acquire an investment in Estracure, Inc., a Canadian corporation (Estracure"). Cardio has acquired 26 of the 100 shares of Estracure presently outstanding for which it paid $2,500,000 (Canadian - which equated to $1,590,000 U.S. as of May 8, 2002). Estracure is involved in the research, development and commercialization of the use of "Estradiol" to reduce restenosis after angioplasty (see additional description following). If the undergoing human clinical trails of Estradiol are deemed successful, Cardio has the option to acquire sufficient additional shares of Estracure to bring its ownership interest therein to 50% in exchange for $7,500,000 Canadian ($4,652,000.00 U.S. as of August 6, 2002).

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

DuraVest intends to pursue the satisfaction of either or both of these two conditions or to amend the Cardio-Estracure arrangements to enable Cardio to acquire more than 50% of Estracure. However, there is no assurance, it will be able to satisfy either of the state requirements or to amend the Cardio-Estracure arrangements.

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

    (ii) Subject to the option of Cardio to subscribe to additional shares in consideration of the sum of C$7,500,000, the shareholders of Estracure benefit from a preemptive right to subscribe, on a pro rata basis, to any additional shares issued to Estracure;

   (iii) a Shareholder of Estracure may only assign its shares therein in the following circumstances:

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

     Estracure's Estradiol project has been developed by a team of Canadian medical researchers working under the auspices of the Montreal Heart Institute. They began their research in 1997 to determine why arteriosclerosis and other diseases creating induration of the arteries occurred more frequently in men than women. They focused their efforts on the potential role of naturally occurring hormones unique to women in blocking the onset of arteriosclerosis or other induration of the arteries. After preliminary trials they focused their efforts on a form of Estradiol (17-beta Estradiol), a female sex hormone of the estrogen family. At this point their goal was to develop a product and treatment which would reduce the recurrence of blockage following an angioplasty procedure, a non-surgical interventional procedure using a tiny balloon to open blocked arterial passages and the use of intravascular stents. The Estracure treatment involves the application or injection of Estradiol during the angioplasty procedure to impede the re-blocking of the arterial passage.

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

     The Issuer has entered into a written agreement under which the equipment manufacturer with whom the Issuer had made a $100,000 advance deposit has agreed to return the deposit in five monthly installments of $20,000 of the first day of each month commencing May 1, 2000. The Issuer received two payments of $20,000 each under the settlement agreement. The manufacturer has indicated it is unable or unwilling to complete the payments. The Issuer is in the process of pursuing collection proceedings against the other party.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          Not Applicable


Item 2.   Changes in Securities

          Not Applicable


Item 3.   Defaults in Senior Securities

          Not Applicable


Item 4.   Submission of Matters to a Vote of Securities Holders

          Not Applicable

Item 5.   Other Information

          Not Applicable

Item 6.  Exhibit and Reports on Form 8-K

         (a)      Exhibits:

                  99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

         (b)      Form 8-Ks

                  No Reports of Form 8-K were filed during the three-month period ended June 30, 2002.

                                   SIGNATURES
                                   ----------

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DURAVEST, INC.

Dated: August 7, 2002              By: /s/ Patti Cooke
                                       -----------------------------------------
                                       Patti Cooke, President and Principal
                                       Executive, and Accounting Officer
                                       and Director

Dated: August 7, 2002              By: /s/ Bradley R. Wilson
                                       -----------------------------------------
                                       Bradley R. Wilson, Vice President and
                                       Principal Financial Officer and Director