Form 10QSB
period 2002-09-30
DURAVEST INC
filed 2002-11-12
CIK 1066281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 30549




                                   FORM 10-QSB




(MarkOne)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                               For the quarterly period ended September 30, 2002

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

The number of shares outstanding of each of the issuer's classes of common equity, as of November 5, 2002 was 36,766,640 shares of common stock.

Transitional Small Business Disclosure Format (Check one):  Yes [X]  No [  ]

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

Part I.  Financial Information


     Item 1.  Financial Statements

              Condensed Balance Sheet as of September 30, 2002               3

              Condensed Statements of Loss for Nine Months
              Ended September 30, 2002 and September 30, 2001,
              the Nine Months ended September 30, 2002 and
              September 30, 2001 and since Inception                         4

              Condensed Statements of Cash Flows for Nine
              Months Ended September 30, 2002
              And September 30, 2001 and Since Inception                     5

              Summary of Significant Accounting Policies                     6

              Notes to Condensed Financial Statements                        8

     Item 2.  Plan of Operation                                             12


Part II. Other Information

     Item 1.  Legal Proceedings                                             15

     Item 2.  Changes in Securities                                         15

     Item 3.  Defaults in Senior Securities                                 15

     Item 4.  Submission of Matters to a Vote of Securities Holders         15

     Item 5.  Other Information                                             15

     Item 6.  Exhibits and Reports on Form 8-K                              15

Signatures                                                                  16

Certifications                                                              17

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
-----------------------------


                                 DURAVEST, INC.

                             CONDENSED BALANCE SHEET




September 30,                                                           2002
-------------                                                         ---------


Assets
   Cash                                                               $   6,577
                                                                      ---------

                                                                      $   6,577
                                                                      =========

Liabilities and Stockholders' Equity

Total liabilities                                                     $     800

Commitments and Contingencies

Stockholders' Equity

Preferred stock, $0.001 par value, 20,000,000
  shares authorized, 0 shares issued and outstanding
Common stock, $0.001 par value; 80,000,000 shares
  authorized; 36,766,640 shares issued and outstanding                    3,680
Additional paid-in capital                                              448,820
Deficit accumulated during the development stage                       (446,723)
                                                                      ---------
Total stockholders' equity                                                5,777
                                                                      ---------

                                                                      $   6,577
                                                                      =========



                                                            DURAVEST, INC.

                                                  CONDENSED STATEMENTS OF OPERATIONS


                                                         For the three   For the three    For the nine    For the nine     From
                                                         months ended    months ended     months ended    months ended    inception
                                                           Sep. 30,        Sep. 30,         Sep. 30,        Sep. 30,     to Sep. 30,
                                                             2002            2001             2002            2001          2002
                                                         -------------   -------------    -------------   ------------  ------------
Development stage expenses:
     Selling, general and administrative, excluding
       non-cash compensation (benefit) expense            $    5,979      $    4,931      $   27,844      $   43,212      $ 445,905
                                                          ----------      ----------      ----------      ----------      ---------

Total development stage expenses                               5,979           4,931          27,844          43,212        445,905
                                                          ----------      ----------      ----------      ----------      ---------

Loss from operations                                          (5,979)         (4,931)        (27,844)        (43,212)      (445,905)

Other expense:
     Foreign currency translation loss                           162             199             158             202            818
                                                          ----------      ----------      ----------      ----------      ---------

Net loss                                                      (6,142)         (5,130)        (28,002)        (43,414)      (446,723)
                                                          ----------      ----------      ----------      ----------      ---------

Net loss applicable to common stock                       $   (6,142)     $   (5,130)     $  (28,002)     $  (43,414)     $(446,723)
                                                          ==========      ==========      ==========      ==========      =========

Net loss per common share (basic and diluted)                  (0.01)     $    (0.01)     $    (0.01)     $    (0.01)
                                                          ==========      ==========      ==========      ==========

Weighted average number of common shares outstanding      36,766,640      36,766,640      36,766,640      36,766,640
                                                          ==========      ==========      ==========      ==========



                                         DURAVEST, INC.

                                CONDENSED STATEMENTS OF CASH FLOWS


                                                        For the nine      For the nine
                                                        months ended      months ended       From
                                                          Sep. 30,          Sep. 30,      inception to
                                                            2002              2001        Sep. 30, 2002
                                                        ------------      -------------   -------------
Operating activities:
   Net loss                                              $ (28,002)        $ (43,414)       $(446,723)

   Adjustments to reconcile net loss to net cash
     used in operating activities:
   Change in assets and liabilities:
         Accounts payable                                   (5,966)                               800
                                                         ---------         ----------       ---------

Net cash used in operating activities                      (33,968)          (43,414)        (445,923)
                                                         ---------         ----------       ---------
Financing activities:
   Proceeds from issuance of common stock                        -                 -          452,500
                                                         ---------         ----------       ---------

Net cash provided by financing activities                        -                 -          452,500
                                                         ---------         ----------       ---------

Net increase (decrease) in cash and cash equivalents       (33,968)          (43,414)           6,577
                                                         ---------         ----------       ---------

Cash and equivalents, beginning of year                     40,545             98,571               -
                                                         ---------         ----------       ---------

Cash and equivalents, September 30, 2002                 $   6,577         $   55,157       $   6,577
                                                         =========         ==========       =========


                                 DURAVEST, INC.

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


BASIS OF PRESENTATION
---------------------

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Article 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed financial statements should be read in conjunction with Plan of Operation and Results of Operations contained in this report and the financial statements and accompanying notes included in the Duravest, Inc. (the "Company") Annual Report on Form 10-K for the fiscal year ended December 31, 2001.


NATURE OF OPERATIONS
--------------------

DuraVest, Inc. (the "Company") was incorporated on August 1, 1980 under the laws of the State of Florida as Ronnie Interior Designs, Inc. for the purpose of merging with or acquiring another company.

On October 14, 1997, Ronnie Interior Designs, Inc. changed its name to Ronnie Systems, Inc.

On  March  13,  1998,   the  Company   amended  and  restated  its  articles  of
incorporation and changed its name to Great Wall Food and Beverage Corporation.

On November 9, 2001, the Company amended and restated its articles of incorporation and changed its name to Duravest, Inc.

The Company has been operating as a development stage enterprise since its inception and is devoting substantially all its efforts to the ongoing development of the Company.


CASH AND CASH  EQUIVALENTS
--------------------------

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                                 DURAVEST, INC.

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------

The carrying amounts of the Company's financial assets, including cash and cash equivalents approximate fair value because of their short maturities.


USE OF ESTIMATES
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


ADVERTISING
-----------

The Company conducts nondirect response advertising for the promotion of its products. These costs are expensed as incurred. Advertising costs for the periods ended September 30, 2002 and 2001 were $910 and $0 respectively.


INCOME TAXES
------------

The Company accounts for income taxes pursuant to the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which requires, among other things, a liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.


FOREIGN CURRENCY TRANSLATION
----------------------------

During 1999 the Company opened a bank account denominated in a foreign currency which is used to pay for some operational expenses. The bank account is translated using rates of exchange at September 30, 2002 and 2001; expenses are translated at weighted average exchange rates in effect during the year. The cumulative effect resulting from such translation is recorded as remeasurement gain or loss in the financial statements.


LOSS PER SHARE
--------------

Basic loss per share is computed on the basis of the weighted average number of common shares outstanding during each year. Diluted loss per share is computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an antidilutive effect on diluted loss per share are excluded from the calculation.

                                 DURAVEST, INC.

                          NOTES TO FINANCIAL STATEMENTS



1.   GOING CONCERN
     -------------

     The accompanying financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of its liabilities in the normal course of operations. Since inception the Company has incurred losses of approximately $4 million and has not reached a profitable level of operations, all of which raise substantial doubt about the Company's ability to continue as a going concern.

     The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining additional debt financing and equity capital. While pursuing additional debt and equity funding, the Company must continue to operate on limited cash flow generated internally.

     The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

     Accordingly, there are no assurances that the Company will be successful in achieving the above plans, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue as a going concern.


2.   COMMON STOCK
     ------------

     In November, 2001 the Board of Directors authorized a stock split so that each one share of common stock outstanding became tn shares of common stock outstanding. Prior to the split 80,000,000 shares were authorized, 3,676,664 common shares were issued and outstanding. Subsequent to the stock split 80,000,000 common shares were authorized and 36,766,640 shares were issued and outstanding. All share and per share information included in the financial statements and the related notes has been restated to reflect the stock split

     The following reconciles the components of the loss per share computation:

                                 DURAVEST, INC.

                          NOTES TO FINANCIAL STATEMENTS


      For the nine months ended
      September 30,                             2002                                   2001
                               -------------------------------------   -------------------------------------
                                  Income       Shares      Per-Share     Income        Shares      Per-Share
                               (Numerator)  (Denominator)    Amount    (Numerator)  (Denominator)    Amount
                               -----------  -------------  ---------   -----------  -------------  ---------
     Loss per common share

         Net (loss)
         available to
         common
         shareholders           $(28,002)     36,766,64     $ (0.01)    $(43,414)     36,766,640    $ (0.01)
                                --------      ---------     -------     --------      ----------    -------
         Net (loss)
         available
         to  common
         shareholders
         plus assumed
         conversions            $(28,002)     36,766,64     $ (0.01)    $(43,414)     36,766,640    $ (0.01)
                                ========      =========     =======     ========      ==========    =======

3.   INCOME TAXES
     ------------

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2001, the Company had federal net operating losses (NOL) of approximately $439,657. The NOL expires in the years 2018 through 2021. In the event that a change in ownership of the Company of greater than 50 percent occurs/occurred as a result of the Company's issuance of common and preferred stock, the utilization of the NOL carryforward will be subject to limitation under certain provisions of the Internal Revenue Code.

     Realization of any portion of the approximate $ 159,480 deferred federal tax asset at September 30, 2002 is not considered more likely than not by management; accordingly, a valuation of allowance has been established for the full amount of such asset.

     The reconciliation of income tax benefit computed at the United States federal tax rate of 34% to income tax benefit is as follows:

      Nine months ended Sep. 30,                  2002              2001
      --------------------------               ----------        -----------

      Tax benefit at the United States
      statutory rate                           $    9,521        $   14,761
      State income tax benefit, net                   476               738
      Valuation allowance adjustment
                                                   (9,997)          (15,499)
                                               ----------        ----------

      Income tax benefit                       $        -        $        -
                                               ==========        ==========

                                 DURAVEST, INC.

                          NOTES TO FINANCIAL STATEMENTS


     Significant components of the Company's deferred tax assets and liabilities are as follows:


     September 30,                                2002              2001
     -------------                             ----------        ----------

     Deferred tax assets:
         Net operating loss
     carryforwards                             $ 159,480         $ 142,137
     Valuation allowance for deferred
         tax assets                             (159,480)         (142,137)
                                               ---------         ---------
     Net deferred tax asset                    $       -         $       -
                                               =========         =========


4.   RELATED PARTY TRANSACTIONS CONSULTING SERVICES
     ----------------------------------------------

     The Company neither owns or leases any real property. Fees totaling $629 and $500 have been paid to officers and companies owned by shareholders during the periods ended September 30, 2002 and 2001 for administrative fees, consulting services rendered and, expenses paid on behalf of the Company. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.


5.   COMMITMENT AND CONTINGENCIES
     ----------------------------

     The Company conducts its operations from leased facilities, under operating leases on a month-to-month basis, which can be terminated by either party upon giving notice 30 days in advance.

     Lease rent expense for the periods ended September 30, 2002 and 2001 amounted to $814 and $0. At September 30, 2002, future minimum lease payments and rent usage tax were $0.

6.   SUPPLEMENTAL CASH FLOW INFORMATION
     ----------------------------------

     Supplemental disclosure is as follows:


     September 30,                          2002              2001
     -------------                        --------          --------

     Cash paid for interest               $      -          $      -
     Cash paid for taxes                         -                 -


8.   CONDITIONAL ACQUISITION AGREEMENT
     ---------------------------------

     On April 4, 2002 th Company entered into a conditional stock exchange agreement with Cardio Management Systems, Inc.("Cardio"), a corporation organized under the Canadian Business Corporation Act. Under the agreement, if certain conditions are met, the Company will issue 5,000,000 shares of its common stock in exchange for 1,000,000 shares of Cardio stock and as a result Cardio will become a wholly owned subsidiary. The principal assets

                                 DURAVEST, INC.

                          NOTES TO FINANCIAL STATEMENTS


     of Cardio are shares of common stock of Estracure, Inc. ("Estracure"), a corporation organized under the Canadian Business Corporation Act and an optional right to acquire additional shares of Estracure common stock, at no time to exceed 50% ownership of Estracure outstanding common stock. If the stock exchange is completed the stock of Estracure owned by Cardio could be considered to be "investment securities" as such are defined by the Investment Company Act of 1940 ("40 Act"). The condition precedent to the completion of the stock exchange shall be the receipt by Duravest, Inc. of either (1) a "no-action" letter from the SEC that the completion of the stock exchange with the resultant ownership by Duravest, Inc. of Cardio with its investment in Estracure (with Estracure not being a "majority owned subsidiary" of Cardio under the 40 Act) will not cause a violation of the 40 Act; or (2) an opinion of counsel that the completion of the stock exchange with the resultant ownership by Duravest, inc. of Cardio with its investment in Estracure (with Estracure not being a "majority owned subsidiary" of Cardio under the 40 Act) will not cause a violation of the 40 Act. Duravest, Inc. intends to pursue the satisfaction of either or both of these two conditions. However, there is no assurance that it will be able to satisfy either of them.

ITEM 2. PLAN OF OPERATION
-------------------------

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

     Cardio was recently formed to provide funds to and acquire an investment in Estracure, Inc., a Canadian corporation (Estracure"). Cardio has acquired 26 of the 100 shares of Estracure presently outstanding for which it paid $2,500,000 (Canadian - which equated to $1,590,000 U.S. as of May 8, 2002). Estracure is involved in the research, development and commercialization of the use of "Estradiol" to reduce restenosis after angioplasty (see additional description following). If the undergoing human clinical trails of Estradiol are deemed successful, Cardio has the option to acquire sufficient additional shares of Estracure to bring its ownership interest therein to 50% in exchange for $7,500,000 Canadian ($4,785,600 U.S. as of September 5, 2002).

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

     Estracure is now proceeding to set up human clinical trials of Estradiol. Estacure has received approval from Canadian health authorities to initiate Phase II clinical trail of 17-B-Estradiol in the prevention of restenosis in patients following percutaneous transluminal coronary angioplasty (PTCA) and stent implantation.

     The Phase II clinical trial which has just started will evaluate the safety and efficacy of 17-B-Estradiol in patients narrowing or constricting of the coronary arteries caused by atheroscierotic disease. 17-B-Estradiol will be locally administered in minimally invasive fashion by bolus infusion during a PTCA procedure. Contrary to other anti-restenosis drugs presently in clinical evaluation, 17-B-Estradiol is a non-toxic naturally occuring hormone that has been shown by Estracure's scientific team to have a dual beneficial effect in improving vascular healing and preventing restenosis after angioplasty. Animal studies have demonstrated that local delivery of 17-B-Estradiol significantly decreases neointimal hyperplasia after PTCA without secondary effects.

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

          Not Applicable


Item 6.   Exhibit and Reports on Form 8-K

          (a)      Exhibits:

                   99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

          (b)      Form 8-Ks:

                   No Reports of Form 8-K were filed during the three-month period ended September 30, 2002.

                                   SIGNATURES
                                   ----------

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DURAVEST, INC.

Dated: November 8, 2002            By: /s/ Patti Cooke
                                       -----------------------------------------
                                       Patti Cooke, President and Principal
                                       Executive, and Accounting Officer
                                       and Director

Dated: November 8, 2002            By: /s/ Bradley R. Wilson
                                       -----------------------------------------
                                       Bradley R. Wilson, Vice President and
                                       Principal Financial Officer and Director

                                 CERTIFICATIONS

I, Patti Cooke, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of DuraVest, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly date (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: November 11, 2002              /s/ Patti Cooke
                                           -------------------------------------
                                           Patti Cooke
                                           President and Principal Executive
                                           Financial and Accounting Officer