Form 10KSB
period 2002-12-31
DURAVEST INC
filed 2003-03-28
CIK 1066281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
 (Mark One)

/X/ Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002.

/ /  Securities   Exchange   Act  of  1934  for  the   transition   period  from
     ___________________ to ________________________.

Commission file number 0-27489

                                 DuraVest, Inc.
              (formerly Great Wall Food and Beverage Corporation)
                 (Name of Small Business Issuer in Its Charter)


            Florida                                         59-2624574
-------------------------------                  -------------------------------
(State or Other Jurisdiction of                  (I.R.S. Employer Identification
  Incorporation or Organization)                             Number)


37 Prince Arthur Avenue, Suite 300, Toronto, Ontario, Canada            M5R 1B2
         (Address of Principal Executive Offices)                     (Zip Code)
Issuer's telephone number:  (416) 961-1409

       Securities to be registered pursuant to Section 12(b) of the Act:
                                (Title of class)
                                      None

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   [  ]

The revenue for its most fiscal year was $ -0-.

The aggregate market value of the Issuer's common stock held by non-affiliates as of December 30, 2002 (valued at the average of the bid and asked prices as of that date) was $23,760,009.

The Issuer has never been involved in bankruptcy proceedings.

The number of shares outstanding of the Issuer's common stock as of March 14, 2003 was 36,766,640.

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


Item 1A. Company Risk Factors.
-------  --------------------

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

     WE HAVE NO PRESENT ARRANGEMENTS TO ACQUIRE THE FUNDS NEEDED TO FINANCE THE ESTRACURE PROJECT. Even if we are able to complete the acquisition of Cardio discussed in Item 1. below, we do not presently have any present arrangements under which we can acquire the funds which would be required to fund the Estracure project under Cardio's option.

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

     OUR AUDITOR HAS EXPRESSED DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN. The Company's auditor has included an additional paragraph in their report dated march 15, 2003, in which they state that there are conditions present which raise substantial doubt about the Company's ability to continue as a "going concern".


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

     As part of the reorganization, the Issuer's Board of Directors authorized the Issuer to acquire all of the outstanding 1,700,000 shares of Food & Beverage Masters (China), Inc., an unaffiliated Delaware corporation in exchange for 1,700,000 shares of the Issuer's Common Stock. It was represented to the Issuer that the Delaware company owned 80% of a joint venture with the Chan Zhou Dairy Company. This Chinese company owned and operated a dairy processing plant. These facilities were located in Changzhou, China in the Yangtze River Delta in the Jiangsu Province of China. The Chinese Joint Venture was to produce and market bagged milk, yogurt, ice cream and related dairy products in the Changzhou area. In addition, the proposed Delaware subsidiary was exploring the formation of another venture with a different Chinese partner. The purpose of the second proposed venture was to bottle and market low and non-alcoholic drinks.

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

     The Issuer spent approximately $315,000.00 on the Chinese project prior to its termination. Included in these costs were $100,000.00 deposited on the purchase of milk processing and bottling equipment which purchase was not completed. The Issuer believes that it is entitled to a refund of all of the deposit. The Issuer and the equipment manufacturer agreed on April 14, 2000 that the deposit would be refunded to the Issuer in five equal installments commencing in March 2000. The Issuer received two payments of $20,000 each on the settlement agreement on which the manufacturer is now in default. The Issuer pursued collection proceedings on the balance of $60,000 and settled for a payment of $20,000 in March of 2003.

     In November of 1999, Hatchment Holdings, Inc., a company wholly owned by Bradley R. Wilson, then an officer and director of the Issuer, purchased 1,000,000 shares of the Issuer's then Common Stock for cash at $.052 per share for a total of $52,000.

     On November 9, 2001 the Issuer amended its Articles of Incorporation to change its name to DuraVest, Inc. ("DuraVest" of "Issuer"), and to complete a forward split of its outstanding Common Stock in the basis of ten shares of the new stock for each then outstanding share. This resulted in an increase of its total outstanding shares of Common Stock from 3,676,640 shares to 36,766,640 shares.

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

     Cardio was recently formed to provide funds to and acquire an investment in Estracure, Inc., a Canadian corporation (Estracure"). Cardio has acquired 26 of the 100 shares of Estracure presently outstanding for which it paid $2,500,000 (Canadian - which equated to $1,590,000 U.S. as of May 8, 2002). Estracure is involved in the research, development and commercialization of the use of "Estradiol" to reduce restenosis after angioplasty (see additional description following). If the undergoing human clinical trails of Estradiol are deemed successful, Cardio has the option to acquire sufficient additional shares of Estracure to bring its ownership interest therein to 50% in exchange for $7,500,000 Canadian ($5,058,339 U.S. as of March 14, 2003).

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

     The only material assets of Cardio are its investment in Estracure and its option to acquire additional stock in Estracure. Neither Cardio nor DuraVest presently have the funds to finance the exercise of Cardio's options to acquire additional Estracure stock. Accordingly, their ability to exercise this option will be dependent upon their ability to raise additional capital. There is no assurance that: (i) Estracure's human clinical trials of the Estradiol treatments will be successful; (ii) Cardio or DuraVest will be able to raise sufficient capital to exercise the option to acquire the additional Estracure stock; or (iii) Estracure will be able to successfully develop and commercially market Estradiol.

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

     Estracure's Estradiol project has been developed by a team of Canadian medical researchers working under the auspices of the Montreal Heart Institute. They began their research in 1997 to determine why arteriosclerosis and other diseases creating indurations of the arteries occurred more frequently in men than women. They focused their efforts on the potential role of naturally occurring hormones unique to women in blocking the onset of arteriosclerosis or other indurations of the arteries. After preliminary trials they focused their efforts on a form of Estradiol (17-beta Estradiol), a female sex hormone of the estrogen family. At this point their goal was to develop a product and treatment which would reduce the recurrence of blockage following an angioplasty procedure, a non-surgical interventional procedure using a tiny balloon to open blocked arterial passages and the use of intravascular stents. The Estracure treatment involves the application or injection of Estradiol during the angioplasty procedure to impede the re-blocking of the arterial passage.

     The results of the research to date have been promising. The initial theoretical studies have been followed by work in a more clinically relevant model, the stent porcine coronary artery model, where there was a renewed confirmation of restenosis as well as a lower inflammatory score.

     Estracure is now proceeding to set up human clinical trials of Estradiol. Estracure inc. has received approval from Canadian health authorities to initiate a Phase II clinical trial of 17-8-Estradiol in the prevention of restenosis in patients following percutaneous transluminal coronary angioplasty
(PTCA) and stent implantation.

     The Phase II clinical trial which has just started will evaluate the safety and efficacy of 17-8-Estradiol in patients having narrowing or constriction of the coronary arteries caused by atherosclerotic disease. 17-8-Estradiol will be locally administered in a minimally invasive fashion by bolus infusion during a PTCA procedure. Contrary to other anti-restenosis drugs presently in clinical evaluation, 17-8-Estradiol is a non-toxic naturally occurring hormone that has been shown by Estracure's scientific team to have a dual beneficial effect in improving vascular healing and preventing restenosis after angioplasty. Animal studies have demonstrated that local delivery of 17-8-Estradiol significantly decreases neointimal hyperplasia after PTCA without secondary effects.

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

     During 2001, the Issuer's President and its then Vice President were its only paid employees. They received compensation in 2001 of $21,000. They were not paid any compensation for service during 2002. In 2001 and 2002 they were paid fees and/or reimbursed for expenses incurred in the performance of their duties in. the amounts of $8,616 and $2,130 respectively. It is anticipated that the Issuer's President and sole director will receive compensation and be reimbursed for expenses incurred. The rate of compensation will be determined by the Board of Directors in light of the Issuer's cash position and the services performed. Through 2003 or until the Issuer enters into a business combination. The Issuer's President and sole director will serve without compensation for her services as such. It is not now possible to estimate what employees the Issuer may have if it enters into a business combination during the year 2003.


Item 2.  Description of Property
------   -----------------------
(Item 7 of Model B of Form 1A)

     The Issuer has no materially important physical properties. Its only material assets are its cash or cash equivalents (which were $16,016 at December 31, 2002) and a claim for a refund of $60,000 for an equipment deposit which has been written off the Balance Sheet and which was settled for $20,000 in March of 2003.

     The Issuer's operations are conducted in leased premises located at 37 Prince Arthur Avenue, Suite 300, Toronto, Ontario, Canada M5R 1B2. They are leased on a month-to-month basis at a monthly rate of approximately $260 per month.


Item 3.  Directors, Executive Officers and Significant Employees.
------   -------------------------------------------------------
(Item 8 of Model B of Form 1A)

     The following table sets forth information regarding the sole directors and executive officer of the Company.

                                                                 Beginning
      Name               Age          Positions                   of Term
      ----               ---          ---------                  ---------

      Patti Cooke        47      President and Director             3/98

     There are no family relationships among any of the directors and/or executive officers of the Issuer. The Issuer does not have any significant employee who is not also an executive officer.

     Patti Cooke has served as the President and a director of the Issuer since March of 1998. From January of 1993 until February of 1996, Ms. Cooke was the owner and President of Wellington Cooke Gallery, an art gallery in Toronto, Ontario. Since February of 1996 she has been employed as the Secretary and Administration Manager for Hatchment Holdings, Inc., a financial services company in Toronto, Canada and principal shareholder of the Issuer. In November of 2001, she became the sole officer and director of Hatchment Holdings, Inc. Since March of 1995 she has served as a director of Sagewood Resources LTD, a Toronto based public company in the oil and gas business.

     It is anticipated that the present officer and director will continue to serve until the Issuer finds a new business opportunity. It is assumed that upon completion of any such transaction, persons associated with the acquired business or assets would become the Issuer's officers and directors.


Item 4.  Remuneration of Directors and Officers.
------   --------------------------------------
(Item 9 of Model B to Form 1A)

     During 2002, the Issuer paid an aggregate of $2,130 in remuneration to its then two officers and directors in the form of fees and expenses reimbursement.

     During 2002, the Issuer's President and its then Vice President were its only paid employees. Through 2003 or until the Issuer enters into a business combination, it is anticipated that the President, Patti Cooke will be the only paid employee of the Issuer. During that period its director will serve without compensation for their services as such. She will be reimbursed for expenses incurred in the performance of her duties. It is not now possible to estimate what employees the Issuer may have if it enters into a business combination during the year 2003.


Item 5   Security Ownership of Management and Certain Securityholders.
----------------------------------------------------------------------
(Item 10 to Model B of Form 1A)

     The following table sets forth information as of March 14, 2003 with respect to the ownership of the Issuer's Common Stock by its officer and director, and any shareholder owning more than 10% of the Issuer's Common Stock:

 Title          Name, Capacity and                     Number of         Percent
of Class         Address of Owner                    Shares Owned       of Class
--------        ------------------                   ------------       --------

Common Stock    Patti Cooke, Sole Officer,            5,070,000          13.80%
                  Director and Shareholder
                715 Millwood Road, #301
                Toronto, Ontario M4G 1V7
                Canada

Common Stock    Herne Financial Limited,              5,000,000          13.60%
                  Shareholder
                Boustead plc.
                1 Garrick House
                Carrington Street
                London  W1J 7AF

Common Stock    Hatchment Holdings, Ltd.,             5,000,000*         13.60%
                  Shareholder
                37 Prince Arthur Avenue, Suite 300
                Toronto, Ontario M5R 1B2
                Canada

------------------
* Hatchment Holdings, Inc. is owned by a former officer and director; But Patti Cooke is Hatchment's sole officer and director and thus has voting power over these shares of the Company.


     There are no shares of the Issuer's Preferred Stock outstanding and there are no outstanding options warrants or other rights to acquire shares of either its Common or Preferred Stock; except for the right of the shareholder of Cardio to receive 5,000,000 shares of the Issuer's common stock in the pending conditional stock exchange. See Item 1. Description of Business. Above.


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

     On November 2, 2001, Patti Cooke, President and director of the Issuer became the sole officer and director of Hatchment Holdings, Inc., and thus, has the power to vote the Issuer's shares held by Hatchment Holdings, Inc.

                                     PART II


Item 1.  Market Price of and Dividends on the Registrant's Common Equity and
-------  -------------------------------------------------------------------
         Other Related Shareholder Matters.
         ----------------------------------

     The Issuer's Common Stock was quoted on the OTC Bulletin Board under the symbol DUVT from March of 1998 through September 30, 1999 and from September 15, 2000 through the present. To the knowledge of the Issuer there have been very few trading transactions in its Common Stock

     The following table sets forth high and low bid prices of the Common Stock on the OTC Bulletin Board for the periods indicated. The bid prices represent prices between dealers, which do not indicate retail markups, markdowns or commissions and the bid prices may not represent actual transactions:

     Quarter Ending:                                High       Low
     --------------                                 ----       ---

     January - March, 2001                           .10       .07
     April - June, 2001                              .06       .02
     July - September, 2001                          .80       .11
     October - December, 2001                       2.00       .78
     January - March, 2002                          2.90       .90
     April - June, 2002                             3.75       .82
     July - September, 2002                         1.08       .89
     October - December, 2002                       1.25       .83

     The number of record holders of Common Stock of the Issuer at March 14, 2003 was 45. Additional owners of the Common stock hold their shares at street name with various brokerage and depository firms (there are five such firms included in the list of record owners).

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

     As set forth in Item 1 of Part 1 above, the Issuer is in the process of attempting to recover the $60,000 balance of a $100,000 cash deposit which was placed on a proposed purchase of equipment which was terminated. The Issuer and the deposit holder reached a settlement agreement on April 14, 2000 under which the holder agreed to repay the deposit in five monthly installments of $20,000 each. The Issuer received two payments of $20,000 under the agreement and has settled the balance for an additional payment of $20,000 received in March of 2003.

Item 3.  Changes in and Disagreements with Accountants.
------   ---------------------------------------------

     No principal independent accountant of the Issuer or any subsidiary thereof has ever resigned, been dismissed or declined to stand for re-election.


Item 4.  Submission of Matters to a Vote of Security Holders.
------   ----------------------------------------------------

     No matters were submitted during the calendar quarter ending December 31, 2002 to a vote of securities holders through the solicitation of proxies or otherwise.


Item 5.  Compliance with Section 16(a) of the Exchange Act.
-------  --------------------------------------------------

     On Match 27, 2003, a shareholder and a former officer and director filed late or amended ownership reports under Section 16(a) of the Securities Exchange Act as Follows:

     Filing Person or Entity                         Report
     -----------------------                         ------

     Hatchment Holdings, Inc.              Form 3 for November, 1999

     Bradley Ross Wilson                   Amended Form 3 for November, 1999

     Hatchment Holdings, Inc.              Form 4 for February, 2003


Item 6.  Reports on Form 8-K.
------   --------------------

     The Issuer was not required to file any reports on Form 8-K for the calendar quarter ended December 31, 2002.

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

     99.1            Accounting Certifications

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  DURAVEST, INC.

Dated:  March 27, 2003             By: /s/ Patti Cooke
                                      ---------------
                                      Patti Cooke, President and Principal
                                      Executive, Accounting Officer and sole
                                      Director



     Supplemental information to be furnished With Reports Filed Pursuant to
           Section 15(d) Of the Exchange Act by Non-reporting Issuers


     No annual report, proxy statement, proxy form or other proxy soliciting material was sent to the Issuer's securities holders for or during the year 2002; nor is any such material to be sent to them subsequent to the filing of this Form 10-KSB.




                                 CERTIFICATIONS

I, Patti Cooke, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Duravest, Inc.;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003
                                             /s/ Patti Cooke
                                             -----------------------------------
                                             Patti Cooke
                                             President and Principal Executive,
                                             Financial and Accounting Officer

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

NOTES TO THE FINANCIAL STATEMENTS                                           F-7

                             BARRY I. HECHTMAN, P.A.
                           Certified Public Accountant

                                    Member of
                     Florida and American Institute of CPAs
                  Private Comapnies and Sec Practice Sections


8100 SW 81 Drive                                       Telephone: (305) 270-0014
Suite 210                                                    Fax: (305) 598-3695
Miami Florida, 33143-6603                            email: barrycpa@netzero.net



REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors of
Duravest, Inc.

We have audited the accompanying balance sheet of Duravest, Inc. (a development stage company) as of December 31, 2002, and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2002 and 2001 and August 5, 1980 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Duravest, Inc. as of December 31, 2002 and 2001 and for the period August 5, 1980 (inception) to December 31, 2002, and the results their operations and cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has operated at a loss since inception and has an excess of liabilities over assets that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        /s/ Barry I. Hechtman, P.A.
Miami, Florida                          Certified Public Accountants
March 15, 2003

                                 Duravest, Inc.

                                  Balance Sheet



December 31,                                                             2002
--------------------------------------------------------------------------------

Assets
   Cash                                                            $    16,016
                                                                   -----------
                                                                   $    16,016
                                                                   ===========

Liabilities and Stockholders' Deficit

Liabilities:
   Accounts payable                                                $     3,221
   Accrued interest                                                        130
   Note payable - related company                                       25,000
                                                                   -----------
Total liabilities                                                       28,351

Commitments and Contingencies

Stockholders' Deficit

Preferred stock, $0.001 par value, 20,000,000 shares
  authorized, 0 shares issued and outstanding
Common stock, $0.001 par value; 80,000,000 shares
  authorized; 36,766,640 shares issued and outstanding                   3,680
Additional paid-in capital                                             448,820
Deficit accumulated during the development stage                      (464,835)
                                                                   -----------

Stockholders' deficit, net                                             (12,335)
                                                                   -----------
                                                                   $    16,016
                                                                   ===========

        See accompanying summary of significant accounting policies and notes to financial statements.

                                                   Duravest, Inc.

                                              Statements of Operations


                                                                                                                       From
                                                                                For the              For the        Aug. 5, 1980
                                                                               year ended          year ended        (inception)
                                                                                Dec. 31,            Dec. 31,        to Dec. 31,
                                                                                  2002                2001              2002
                                                                              ------------         -----------      ------------

Development stage expenses:
     Selling, general and administrative                                      $   88,452           $   63,751        $  463,703
                                                                              ----------           ----------        ----------

Total development stage expenses                                                  88,452               63,751           463,703
                                                                              ----------           ----------        ----------
Loss from operations                                                             (88,452)             (63,751)         (463,703)

Other Expenses
     Interest expense                                                                130                                    130
     Translation loss                                                                342                  186             1,002
                                                                              ----------           ----------        ----------

Net loss                                                                      $  (46,114)          $  (63,992)       $ (464,835)
                                                                              ==========           ==========        ==========

Net loss per common share, basic and diluted                                  $     (.00)          $     (.00)
                                                                              ==========           ==========

Weighted average number of common shares outstanding                          36,766,640           36,766,640
                                                                              ==========           ==========






             See accompanying summary of significant accounting policies and notes to financial statements.



                                                 Duravest, Inc.

                                    Statement of Stockholders' Equity (Deficit)


                                                                                                         Deficit
                                                                                                       Accumulated
                                                                    Common Stock         Additional     During the     Stockholders'
                                                            ------------------------      Paid-In      Development        Equity
                                                              Shares         Amount       Capital         Stage          (Deficit)
                                                            ----------    ---------     -----------    ------------   -------------

 Common stock issued for cash (08/05/1980)                     100,000    $    100       $    400        $              $     500

 Net loss 1994                                                                                                (500)          (500)
                                                            ----------    --------       --------        ---------      ---------
 Balance December 31, 1994                                     100,000         100            400             (500)
 1995 no activity
 Net loss 1996                                                                                                (550)          (550)
                                                            ----------    --------       --------        ---------      ---------
 Balance December 31, 1996                                     100,000         100            400           (1,050)          (550)
 Net loss 1997                                                                                                (750)          (750)
                                                            ----------    --------       --------        ---------      ---------
 Balance December 31, 1997                                     100,000         100            400           (1,800)        (1,300)
 1998 common stock issued in connection
    with 504 offering                                       26,666,640         267        399,733                         400,000
 Net loss 1998                                                                                            (182,983)      (182,983)
                                                            ----------    --------       --------        ---------      ---------
 Balance December 31, 1998                                  26,766,640         268        400,232         (184,783)       215,717
 1999 restricted common stock issued
    in exempt transaction                                   10,000,000         100         51,900                          52,000
 Net loss 1999                                                                                             (48,894)       (48,894)
                                                            ----------    --------       --------        ---------      ---------
 Balance December 31, 1999                                  36,766,640         368        452,132         (233,677)       218,823
 Net loss 2000                                                                                            (121,052)      (121,052)
                                                            ----------    --------       --------        ---------      ---------
 Balance December 31, 2000                                  36,766,640         368        452,132         (354,729)        97,771
 Net loss 2001                                                                                             (63,992)       (63,992)
                                                            ----------    --------       --------        ---------      ---------
 Balance at December 31, 2001                               36,766,640       3,680        448,820         (418,721)        33,779
 Net loss 2001                                                                                             (46,114)       (46,114)
                                                            ----------    --------       --------        ---------      ---------

 Balance at December 31, 2002                               36,766,640    $  3,680       $448,820        $(464,835)     $ (12,335)
                                                            ==========    ========       ========        =========      =========


             See accompanying summary of significant accounting policies and notes to financial statements.


                                                        Duravest, Inc.

                                                   Statements of Cash Flows


                                                                                                                       From
                                                                                For the              For the        Aug. 5, 1980
                                                                               year ended          year ended        (inception)
                                                                                Dec. 31,            Dec. 31,        to Dec. 31,
                                                                                  2002                2001              2002
                                                                              ------------         -----------      ------------

Operating activities:
   Net loss                                                                     $(46,114)           $(63,992)         $(464,835)

   Adjustments to reconcile net loss to net cash used in
     operating activities:
   Change in assets and liabilities:
         Accounts payable and accrued expenses                                    (3,415)              5,966              3,351
                                                                                --------            --------          ---------

Net cash used in operating activities                                            (49,529)            (20,252)          (461,484)
                                                                                --------            --------          ---------

Financing activities:
   Proceeds from issuance of debt  to related company                             25,000                                 25,000
   Proceeds from loans from shareholder                                                                                   2,100
   Repayment of debt  to shareholder                                                                  (2,093)            (2,100)
   Proceeds from issuance of common stock                                                                               452,500
                                                                                --------            --------          ---------

Net cash provided by financing activities                                         25,000              (2,093)           477,500
                                                                                --------            --------          ---------

Net increase (decrease) in cash and cash equivalents                             (24,529)            (58,026)            16,016

Cash and equivalents, beginning of year                                           40,545              98,571                  0
                                                                                --------            --------          ---------

Cash and equivalents, end of year                                               $ 16,016            $ 40,545          $  16,016
                                                                                ========            ========          =========


             See accompanying summary of significant accounting policies and notes to financial statements.


                                 DURAVEST, INC.

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES



NATURE OF OPERATIONS
--------------------

Duravest, Inc. (the "Company") was incorporated on August 5, 1980 under the laws of the State of Florida as Ronnie Interior Designs, Inc. for the purpose of merging with or acquiring another company.

On October 14, 1997, Ronnie Interior Designs, Inc. changed its name to Ronnie Systems, Inc.

On March 13, 1998, the Company amended and restated its articles of incorporation and changed its name to Great Wall Food and Beverage Corporation.

On November 9, 2001, the Company amended and restated its articles of incorporation and changed its name to Duravest, Inc.

The Company has been operating as a development stage enterprise since its inception and is devoting substantially all its efforts to the ongoing development of the Company (see Note 1).


CASH AND CASH EQUIVALENTS
-------------------------

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.


FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------

The carrying amounts of the Company's financial assets, including cash and cash equivalents, accounts payable and loans payable to related company approximate fair value because of their short maturities.


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


ADVERTISING
-----------

The Company conducts nondirect response advertising for the promotion of its products. These costs are expensed as incurred. Advertising costs for the periods ended December 31, 2002 and 2001 were $910 and $0 respectively.

                                 DURAVEST, INC.

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


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


FOREIGN CURRENCY TRANSLATION
----------------------------

During 1999 the Company opened a bank account denominated in a foreign currency which is used to pay for some operational expenses. The bank account is translated using rates of exchange at December 31, 2002 and 2001; expenses are translated at weighted average exchange rates in effect during the year. The cumulative effect resulting from such translation is recorded as remeasurement gain or loss in the financial statements.


LOSS PER SHARE
---------------

Basic loss per share is computed on the basis of the weighted average number of common shares outstanding during each year. Diluted loss per share is computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an antidilutive effect on diluted loss per share are excluded from the calculation.


NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143, which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs is effective for fiscal years beginning after June 15, 2002. We do not expect the adoption of this new standard to have a material impact on our results of operations or financial position.

In July 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 31, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. We do not expect the adoption of this new standard to have a material impact on our results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which is effective for fiscal years beginning after May 15, 2002. This statement

                                 DURAVEST, INC.

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


rescinds the indicated statements and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 encourages early adoption of the provision of this standard that rescinds SFAS No.4, "Reporting Gains and Losses from Extinguishments of Debt." We do not expect the adoption of this new standard to have a material impact on our results of operations or financial position.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities that are initiated after December 31, 2002. This statement nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that liabilities associated with exit or disposal activities initiated after adoption be recognized and measured at fair value when incurred as opposed to at the date an entity commits to the exit or disposal plans. We do not expect the adoption of this new standard to have a material impact on our results of operations or financial position.

                                 DURAVEST, INC.

                          NOTES TO FINANCIAL STATEMENTS


1.   GOING CONCERN
     -------------

     The accompanying financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of its liabilities in the normal course of operations. Since inception the Company has incurred losses of approximately $465,000, which raise substantial doubt about the Company's ability to continue as a going concern.

     The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining additional debt financing and equity capital. The Company has no material income producing operations or assets. Unless the Company is successful in its efforts to enter into a business combination or acquisition of assets resulting in operation income, the Company's assets will be depleted.

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

                                 DURAVEST, INC.

                          NOTES TO FINANCIAL STATEMENTS


     The following reconciles the components of the loss per share computation:



     For the year ended December 31,
                                                2002                                   2001
                               -------------------------------------   -------------------------------------
                                  Income       Shares      Per-Share     Income        Shares      Per-Share
                               (Numerator)  (Denominator)    Amount    (Numerator)  (Denominator)    Amount
                               -----------  -------------  ---------   -----------  -------------  ---------

     Loss per common share
       Net (loss)
       available to
       common
       shareholders             $(46,114)     36,766,640     $(0.00)    $(63,992)     36,766,640     $(0.00)
                                --------      ----------     ------     --------      ----------     ------

       Net (loss) available
       to common shareholders
       plus assumed
       assumed conversions      $(46,114)     36,766,640     $(0.00)    $(63,992)     36,766,640     $ (0.00)
                                ========      ==========     ======     ========      ==========     =======


3.   INCOME TAXES
     ------------

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2002, the Company had federal net operating losses (NOL) of approximately $488,077. The NOL expires in the years 2018 through 2022. In the event that a change in ownership of the Company of greater than 50 percent occurs/occurred as a result of the Company's issuance of common and preferred stock, the utilization of the NOL carryforward will be subject to limitation under certain provisions of the Internal Revenue Code.

     Realization of any portion of the approximate $165,946 deferred federal tax asset at December 31, 2002 is not considered more likely than not by management; accordingly, a valuation allowance has been established for the full amount of such asset.

     The reconciliation of income tax benefit computed at the United States federal tax rate of 34% to income tax benefit is as follows:

     December 31,                                2002              2001
     ------------                             ---------         --------

     Tax benefit at the United States
     statutory rate                           $ 15,679          $ 21,757
     State income tax benefit, net                 784             1,088
     Valuation allowance  adjustment           (15,679)          (22,845)
                                              --------          --------

     Income tax benefit                       $      -          $      -
                                              ========          ========

                                 DURAVEST, INC.

                          NOTES TO FINANCIAL STATEMENTS


     Significant components of the Company's deferred tax assets and liabilities are as follows:


     December 31,                                2002              2001
     ------------                             ----------        -----------

     Deferred tax assets:
         Net operating loss
     carryforwards                            $ 165,946         $  149,483
     Valuation allowance for deferred
         tax assets                            (165,946)          (149,483)
                                              ---------         ----------

     Net deferred tax asset                   $       -         $        -
                                              =========         ==========


4.   RELATED PARTY TRANSACTIONS
     --------------------------

     Consulting Services
     -------------------

     Fees totaling $2,130 and $13,116 have been paid to officers and companies owned by shareholders during the periods ended December 31, 2002 and 2001 for administrative fees, consulting services rendered and, expenses paid on behalf of the Company. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.

     Note Payable
     ------------

     On December 15, 2002 the Board of Directors authorized the Company to borrow $25,000 from Wellington-Cooke Gallery, Ltd, a related company. The note is unsecured, bears an interest rate of 10% per annum, with the interest and principle payable on demand.


5.   COMMITMENT AND CONTINGENCIES
     ----------------------------

     Lease Commitments
     -----------------

     The Company conducts its operations from leased facilities, under operating leases on a month-to-month basis, which can be terminated by either party upon giving notice 30 days in advance.

     Lease rent expense for the periods ended December 31, 2002 and 2001 amounted to $1,468 and $0. At December 31, 2002, future minimum lease payments and rent usage tax were $0.

     Note Receivable
     ---------------

     The Company is owed $60,000 under a deposit refund agreement entered into in April, 2000. Management has fully allowanced the receivable as the debtor has defaulted on the repayment schedule.

                                 DURAVEST, INC.

                          NOTES TO FINANCIAL STATEMENTS


6.   SUPPLEMENTAL CASH FLOW INFORMATION
     ----------------------------------

     Supplemental disclosure is as follows:

     December 31,                               2002              2001
     ------------                           -----------        -----------

     Cash paid for interest                   $      -           $     -
     Cash paid for taxes                             -                 -


7.   CONDITIONAL ACQUISITION AGREEMENT
     ---------------------------------

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