Form 10KSB/A
period 2002-12-31
DURAVEST INC
filed 2003-04-30
CIK 1066281

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

                                  DURAVEST, INC.

Dated:  April 29, 2003             By: /s/ Patti Cooke
                                      ---------------
                                      Patti Cooke, President and Principal
                                      Executive, Accounting Officer and sole
                                      Director



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

Date: April 29, 2003
                                             /s/ Patti Cooke
                                             -----------------------------------
                                             Patti Cooke
                                             President and Principal Executive,
                                             Financial and Accounting Officer

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

                                                   Duravest, Inc.

                                              Statements of Operations


                                                                                                                       From
                                                                                For the              For the        Aug. 5, 1980
                                                                               year ended          year ended        (inception)
                                                                                Dec. 31,            Dec. 31,        to Dec. 31,
                                                                                  2002                2001              2002
                                                                              ------------         -----------      ------------

Development stage expenses:
     Selling, general and administrative                                      $   45,642           $   63,751        $  463,703
                                                                              ----------           ----------        ----------

Total development stage expenses                                                  45,642               63,751           463,703
                                                                              ----------           ----------        ----------
Loss from operations                                                             (45,642)             (63,751)         (463,703)

Other Expenses
     Interest expense                                                                130                                    130
     Translation loss                                                                342                  186             1,002
                                                                              ----------           ----------        ----------

Net loss                                                                      $  (46,114)          $  (63,992)       $ (464,835)
                                                                              ==========           ==========        ==========

Net loss per common share, basic and diluted                                  $     (.00)          $     (.00)
                                                                              ==========           ==========

Weighted average number of common shares outstanding                          36,766,640           36,766,640
                                                                              ==========           ==========






             See accompanying summary of significant accounting policies and notes to financial statements.



                                                 Duravest, Inc.

                                    Statement of Stockholders' Equity (Deficit)


                                                                                                         Deficit
                                                                                                       Accumulated
                                                                    Common Stock         Additional     During the     Stockholders'
                                                            ------------------------      Paid-In      Development        Equity
                                                              Shares         Amount       Capital         Stage          (Deficit)
                                                            ----------    ---------     -----------    ------------   -------------

 Common stock issued for cash (08/05/1980)                     100,000    $    100       $    400        $              $     500

 Net loss 1994                                                                                                (500)          (500)
                                                            ----------    --------       --------        ---------      ---------
 Balance December 31, 1994                                     100,000         100            400             (500)
 1995 no activity
 Net loss 1996                                                                                                (550)          (550)
                                                            ----------    --------       --------        ---------      ---------
 Balance December 31, 1996                                     100,000         100            400           (1,050)          (550)
 Net loss 1997                                                                                                (750)          (750)
                                                            ----------    --------       --------        ---------      ---------
 Balance December 31, 1997                                     100,000         100            400           (1,800)        (1,300)
 1998 common stock issued in connection
    with 504 offering                                       26,666,640         267        399,733                         400,000
 Net loss 1998                                                                                            (182,983)      (182,983)
                                                            ----------    --------       --------        ---------      ---------
 Balance December 31, 1998                                  26,766,640         268        400,232         (184,783)       215,717
 1999 restricted common stock issued
    in exempt transaction                                   10,000,000         100         51,900                          52,000
 Net loss 1999                                                                                             (48,894)       (48,894)
                                                            ----------    --------       --------        ---------      ---------
 Balance December 31, 1999                                  36,766,640         368        452,132         (233,677)       218,823
 Net loss 2000                                                                                            (121,052)      (121,052)
                                                            ----------    --------       --------        ---------      ---------
 Balance December 31, 2000                                  36,766,640         368        452,132         (354,729)        97,771
 Net loss 2001                                                                                             (63,992)       (63,992)
                                                            ----------    --------       --------        ---------      ---------
 Balance at December 31, 2001                               36,766,640       3,680        448,820         (418,721)        33,779
 Net loss 2002                                                                                             (46,114)       (46,114)
                                                            ----------    --------       --------        ---------      ---------

 Balance at December 31, 2002                               36,766,640    $  3,680       $448,820        $(464,835)     $ (12,335)
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