Form 10QSB
period 2003-03-31
DURAVEST INC
filed 2003-05-14
CIK 1066281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 30549




                                   FORM 10-QSB




(MarkOne)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                               For the quarterly period ended March 31, 2003

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

      37 Prince Arthur Avenue, Suite 300, Toronto, Ontario, Canada M5R 1B2
      --------------------------------------------------------------------
                    (Address of principal executive offices)


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

The number of shares outstanding of each of the issuer's classes of common equity, as of May 8, 2003 was 36,766,640 shares of common stock.

Transitional Small Business Disclosure Format (Check one):  Yes {X}  No {  }

                                      INDEX

                                                                     Page Number
                                                                     -----------

Part I.  Financial Information


     Item 1.  Financial Statements

              Balance Sheet as of March 31, 2003                             3

              Statement of Operations for the Three Months Ended
              March 31, 2003 and March 31, 2002 and From
              August 5, 1980 (inception) to March 31, 2003                   4

              Statement of Cash Flows for the Three Months
              Ended March 31, 2003 and March 31, 2002 and
              From August 5, 1980 (inception) to March 31, 2003              5

              Summary of Significant Accounting Policies                     6

              Notes to Condensed Financial Statements                        9

     Item 2.  Plan of Operation                                             13

Part II. Other Information

     Item 1.  Legal Proceedings                                             16

     Item 2.  Changes in Securities                                         16

     Item 3.  Defaults in Senior Securities                                 16

     Item 4.  Submission of Matters to a Vote of Securities Holders         16

     Item 5.  Other Information                                             16

     Item 6.  Exhibits and Reports on Form 8-K                              16

Signatures                                                                  17

Certifications                                                              17

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                                 Duravest, Inc.

                                  Balance Sheet




March 31,                                                               2003
---------                                                            ----------

Assets
   Cash                                                              $   21,427
                                                                     ----------

                                                                     $   21,427
                                                                     ==========

Liabilities and Stockholders' Deficit

Liabilities:
   Accounts payable                                                  $        -
   Accrued interest                                                         755
   Note payable - related company                                        25,000
                                                                     ----------
Total liabilities                                                        25,755

Commitments and Contingencies

Stockholders' Deficit

Preferred stock, $0.001 par value, 20,000,000 shares
 authorized, 0 shares issued and outstanding
Common stock, $0.001 par value; 80,000,000 shares
 authorized; 36,766,640 shares issued and outstanding                     3,680
Additional paid-in capital                                              448,820
Deficit accumulated during the development stage                       (456,828)
                                                                     ----------

Stockholders' deficit, net                                               (4,328)
                                                                     ----------

                                                                     $   21,427
                                                                     ==========


          See accompanying summary of significant accounting policies and notes to financial statements.

                                           Duravest, Inc.

                                      Statements of Operations


                                                                 For the             For the             From
                                                              three months        three months       Aug. 5, 1980
                                                                 ended               ended            (inception)
                                                              Mar. 31, 2003       Mar. 31, 2002     to Mar. 31, 2003
                                                              -------------       -------------     ----------------
Development stage expenses:
     Selling, general and administrative                       $    11,384         $     8,579         $  463,703
                                                               -----------         -----------         ----------

Total development stage expenses                                    11,384               8,579            463,703
                                                               -----------         -----------         ----------

Loss from operations                                               (11,384)             (8,579)          (463,703)

Other Income and (Expenses)
     Repayment of bad debts                                         20,000                                 20,000
     Interest expense                                                  625                                    755
     Translation gain (loss)                                            16                 (48)              (986)
                                                               -----------         -----------         ----------

Net income (loss)                                              $     8,007         $    (8,627)        $ (456,828)
                                                               ===========         ===========         ==========

Net income (loss) per common share, basic and diluted          $       .00         $      (.00)
                                                               ===========         ===========

Weighted average number of common shares outstanding            36,766,640          36,766,640
                                                               ===========         ===========




                          See accompanying summary of significant accounting policies and notes to financial statements.


                                                 Duravest, Inc.

                                            Statements of Cash Flows




                                                                 For the             For the             From
                                                              three months        three months       Aug. 5, 1980
                                                                 ended               ended            (inception)
                                                              Mar. 31, 2003       Mar. 31, 2002     to Mar. 31, 2003
                                                              -------------       -------------     ----------------

Operating activities:
   Net income (loss)                                            $   8,007           $  (8,627)         $(456,828)

   Adjustments to reconcile net loss to net
     cash used in operating activities:
   Change in assets and liabilities:
         Accounts payable and accrued expenses                     (2,596)             (5,966)               755
                                                                ---------           ---------          ---------

Net cash provided (used) in operating activities                    5,411             (14,593)          (456,073)
                                                                ---------           ---------          ---------

Financing activities:
   Proceeds from issuance of debt  to related company                                                     25,000
   Proceeds from loans from shareholder                                                                    2,100
   Repayment of debt  to shareholder                                                                      (2,100)
   Proceeds from issuance of common stock                                                                452,500
                                                                                                       ---------

Net cash provided by financing activities                               -                   -            477,500
                                                                ---------           ---------          ---------

Net increase (decrease) in cash and cash equivalents                5,411             (14,593)            21,427

Cash and equivalents, beginning of year                            16,016              40,545                  0
                                                                ---------           ---------          ---------

Cash and equivalents, end of year                               $  21,427           $  25,952          $  21,427
                                                                =========           =========          =========



                         See accompanying summary of significant accounting policies and notes to financial statements.


                                 Duravest, Inc.

                   Summary of Significant Accounting Policies

Basis of Presentation
---------------------

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with Article 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed financial statements should be read in conjunction with Plan of Operation and Results of Operations contained in this report and the financial statements and accompanying notes included in the Duravest, Inc. (the "Company") Annual Report on Form 10-K for the fiscal year ended December 31, 2002.


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

                                 Duravest, Inc.

                   Summary of Significant Accounting Policies


Fair Value of Financial Instruments
-----------------------------------

The carrying amounts of the Company's financial assets, including cash and cashequivalents, accounts payable and loans payable to related company approximate fair value because of their short maturities.


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

Foreign Currency Translation
----------------------------

During 1999 the Company opened a bank account denominated in a foreign currency which is used to pay for some operational expenses. The bank account is translated using rates of exchange at March 31, 2003; expenses are translated at weighted average exchange rates in effect during the year. The cumulative effect resulting from such translation is recorded as remeasurement gain or loss in the financial statements.


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

                                 Duravest, Inc.

                   Summary of Significant Accounting Policies


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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which is effective for fiscal years beginning after May 15, 2002. This statement rescinds the indicated statements and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 encourages early adoption of the provision of this standard that rescinds SFAS No.4, "Reporting Gains and Losses from Extinguishments of Debt." We do not expect the adoption of this new standard to have a material impact on our results of operations or financial position.

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

                                 Duravest, Inc.

                          Notes to Financial Statements

1.   Going Concern
     -------------

     The accompanying financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of its liabilities in the normal course of operations. Since inception the Company has incurred losses of approximately $457,000, which raise substantial doubt about the Company's ability to continue as a going concern.

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


2.   Common Stock
     ------------

     The following reconciles the components of the loss per share computation:


      For the three months ended
      March 31,                                 2003                                   2002
                               -------------------------------------   -------------------------------------
                                  Income       Shares      Per-Share     Income        Shares      Per-Share
                               (Numerator)  (Denominator)    Amount    (Numerator)  (Denominator)    Amount
                               -----------  -------------  ---------   -----------  -------------  ---------

     Income (Loss) per
     common share

        Net income (loss)
        available to common
        shareholders            $ 8,007        36,766,640    $0.00      $(8,627)      36,766,640     $(0.00)
                                -------        ----------    -----      -------       ----------     ------

        Net income (loss)
        available to common
        shareholders plus
        assumed conversions    $ 8,007         36,766,640    $0.00      $(8,627)      36,766,640     $(0.00)
                               =======         ==========    =====      =======       ==========     ======


                                 Duravest, Inc.

                          Notes to Financial Statements



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

     Realization of any portion of the approximate $163,087 deferred federal tax asset at March 31, 2003 is not considered more likely than not by management; accordingly, a valuation allowance has been established for the full amount of such asset.

     The reconciliation of income tax benefit computed at the United States federal tax rate of 34% to income tax benefit is as follows:

     March 31,                                   2003                 2002
     ---------                                ----------           ----------

     Tax benefit at the United States
     statutory rate                            $ (2,722)           $  2,933

     State income tax benefit, net                 (136)                147

     Valuation allowance adjustment               2,858              (3,080)
                                               --------            --------

     Income tax benefit                        $      -            $      -
                                               ========            ========


     Significant components of the Company's deferred tax assets and liabilities are as follows:

     March 31,                                   2003                 2002
     ---------                                ----------           ----------

     Deferred tax assets:
         Net operating loss
           carryforwards                      $ 163,087             $ 152,563

    Valuation allowance for deferred
       tax assets                              (163,087)             (152,563)
                                              ---------             ---------

      Net deferred tax asset                  $       -             $       -
                                              =========             =========

                                 Duravest, Inc.

                          Notes to Financial Statements



4.   Related Party Transactions
     --------------------------

     Consulting Services
     -------------------

     Fees totaling $1,312 and $0 have been paid to officers and companies owned by shareholders during the periods ended March 31, 2003 and 2002 for administrative fees, consulting services rendered and, expenses paid on behalf of the Company. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.

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

     Lease rent expense for the periods ended March 31, 2003 and 2002 amounted to $518 and $0. At December 31, 2002, future minimum lease payments and rent usage tax were $0.


6.   Bad Debts Repaid
     ----------------

     Note Receivable
     ---------------

     The Company was owed $60,000 under a deposit refund agreement entered into in April, 2000. Management had fully allowanced the receivable as the debtor has defaulted on the repayment schedule. On January 13, 2003 the Company reached a final settlement on the balance owed, accepting $20,000 as payment in full for the balance due under the agreement.

                                 Duravest, Inc.

                          Notes to Financial Statements



7.   Supplemental Cash Flow Information
     ----------------------------------

     Supplemental disclosure is as follows:

     December 31,                               2002              2001
     ------------                            ----------        ----------

     Cash paid for interest                   $      -          $      -
     Cash paid for taxes                             -                 -


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

ITEM 2.  PLAN OF OPERATION
--------------------------

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

     The Issuer entered into a written agreement under which the equipment manufacturer with whom the Issuer had made a $100,000 advance deposit has agreed to return the deposit in five monthly installments of $20,000 of the first day of each month commencing May 1, 2000. The Issuer received two payments of $20,000 each under the settlement agreement. When the manufacturer had indicated it is unable or unwilling to complete the payments, the Issuer accepted an additional $20,000 in final settlement in February of 2003.

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

          Not Applicable


Item 6.   Exhibit and Reports on Form 8-K

          (a)      Exhibits:

                   99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

          (b)      Form 8-Ks:

                   No Reports of Form 8-K were filed during the three-month period ended March 31,2003.

                                   SIGNATURES
                                   ----------

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          DURAVEST, INC.


Dated: May 8, 2003       By: /s/ Patti Cooke
                             ---------------------------------------------------
                             Patti Cooke, President and Principal Executive, and Accounting Officer and Sole Director



                                  CERTIFICTION


1.   Patti Cooke certifies that:

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report.

3. Based on my knowledge, the financial statements and other information included in this Quarterly Report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented on this Quarterly Report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within this entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    May 8, 2003               /s/ Patti Cooke
                                   ---------------------------------------------
                                   Patti Cooke
                                   President and Principal Executive
                                   Financial and Accounting Officer