Form 10QSB
period 2003-06-30
DURAVEST INC
filed 2003-08-12
CIK 1066281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 30549




                                   FORM 10-QSB




(MarkOne)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                    For the quarterly period ended June 30, 2003

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

The number of shares outstanding of each of the issuer's classes of common equity, as of July 25, 2003 was 36,766,640 shares of common stock.

Transitional Small Business Disclosure Format (Check one):  Yes {X}  No {  }

                                      INDEX

                                                                     Page Number
                                                                     -----------

Part I.  Financial Information


     Item 1.  Financial Statements

              Condensed Balance Sheet as of June 30, 2003                    3

              Condensed Statement of Operations for the Three
              Months Ended June 30, 2003 and 2002, for the
              Six Months Ended June 30, 2003 and 2002 and
              From Inception to June 30, 2003                                4

              Condensed Statement of Cash Flows for the
              Six Months Ended June 30, 2003 and June 30, 2002
              and From Inception to June 30, 2003                            5

              Summary of Significant Accounting Policies                     6

              Notes to Condensed Financial Statements                        9

     Item 2.  Plan of Operation                                             13

Part II. Other Information

     Item 1.  Legal Proceedings                                             16

     Item 2.  Changes in Securities                                         16

     Item 3.  Defaults in Senior Securities                                 16

     Item 4.  Submission of Matters to a Vote of Securities Holders         16

     Item 5.  Other Information                                             16

     Item 6.  Exhibits and Reports on Form 8-K                              16

Signatures                                                                  17

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                                 DuraVest, Inc.

                             Condensed Balance Sheet

June 30,                                                                2003
--------                                                            ------------

Assets
   Cash                                                             $     1,120
                                                                    -----------

                                                                    $     1,120
                                                                    ===========

Liabilities and Stockholders' Deficit

Liabilities:
   Accrued interest                                                 $     1,380
   Note payable - related company                                        25,000
                                                                    -----------
Total liabilities                                                        26,380

Commitments and Contingencies

Stockholders' Deficit

Preferred stock, $0.001 par value, 20,000,000 shares authorized,
  0 shares issued and outstanding
Common stock, $0.001 par value;  80,000,000 shares authorized;
  36,766,640 shares issued and outstanding                                3,680
Additional paid-in capital                                              448,820
Deficit accumulated during the development stage                       (477,760)
                                                                    -----------

Total stockholders' deficit                                             (25,260)
                                                                    -----------

                                                                    $     1,120
                                                                    ===========


                                                            DuraVest, Inc.

                                                  Condensed Statements of Operations


                                                         For the three   For the three   For the six    For the six       From
                                                         months ended    months ended    months ended   months ended   inception to
                                                         June 30, 2003   June 30, 2002   June 30, 2003  June 30, 2002  June 30, 2003
                                                         -------------   -------------   -------------  -------------  -------------
Development stage expenses:
     Selling, general and administrative,
       excluding non-cash
       compensation (benefit) expense                     $   20,380       $   13,285      $   31,764     $   21,865     $  495,467
                                                          ----------       ----------      ----------     ----------     ----------

Total development stage expenses                              20,380           13,285          31,764         21,865        495,467
                                                          ----------       ----------      ----------     ----------     ----------

Loss from operations                                         (20,380)         (13,285)        (31,764)       (21,865)      (495,467)

Other Income and (Expenses)
     Repayment of bad debts                                                                    20,000                        20,000
     Interest expense                                           (625)                          (1,250)                       (1,380)
     Translation gain (loss)                                      74               52              89              4           (913)
                                                          ----------       ----------      ----------     ----------     -----------

Net loss                                                     (20,931)         (13,233)        (12,925)       (21,861)      (477,760)
                                                          ----------       ----------      ----------     ----------     -----------

Net loss applicable to common stock                       $  (20,931)      $  (13,233)     $  (12,925)    $  (21,861)    $ (477,760)
                                                          ==========       ==========      ==========     ==========     ==========

Net loss per common share (basic and diluted)             $    (0.01)      $    (0.01)     $    (0.01)    $    (0.01)
                                                          ==========       ==========      ===========    ==========

Weighted average number of common shares outstanding      36,766,640       36,766,640      36,766,640     36,766,640
                                                          ==========       ==========      ==========     ==========


                                                  DuraVest, Inc.

                                        Condensed Statements of Cash Flows


                                                                   For the six        For the six           From
                                                                  months ended       months ended       inception to
                                                                  June 30, 2003      June 30, 2002      June 30, 2003
                                                                  -------------      -------------      -------------
Operating activities:
   Net loss                                                         $ (12,925)         $ (21,860)         $(477,760)

   Adjustments to reconcile net loss to net
     cash used in operating activities:
   Change in assets and liabilities:
         Accrued interest                                               1,250                                 1,380
         Accounts payable                                              (3,221)            (5,966)                 -
                                                                    ---------          ---------          ---------

Net cash used in operating activities                                 (14,896)           (27,826)          (476,380)
                                                                    ---------          ---------          ---------

Financing activities:
   Proceeds from issuance of debt  to related company                                                        25,000
   Proceeds from issuance of common stock                                   -                  -            452,500
                                                                    ---------          ---------          ---------

Net cash provided by financing activities                                   -                  -            477,500
                                                                    ---------          ---------          ---------

Net increase (decrease) in cash and cash equivalents                  (14,896)           (27,826)             1,120

Cash and equivalents, beginning of year                                16,016             40,545                  -
                                                                    ---------          ---------          ---------

Cash and equivalents, June 30, 2003                                 $   1,120          $  12,719          $   1,120
                                                                    =========          =========          =========


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


Advertising
-----------

The Company conducts nondirect response advertising for the promotion of its products. These costs are expensed as incurred. Advertising costs for the periods ended June 30, 2003 and 2002 were $2,932 and $0 respectively.


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


Foreign Currency Translation
----------------------------

During 1999 the Company opened a bank account denominated in a foreign currency which is used to pay for some operational expenses. The bank account is translated using rates of exchange at June 30, 2003 and 2002; expenses are translated at weighted average exchange rates in effect during the year. The cumulative effect resulting from such translation is recorded as remeasurement gain or loss in the financial statements.


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

                                 DuraVest, Inc.

                          Notes to Financial Statements


1.   Going Concern
     -------------

     The accompanying financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of its liabilities in the normal course of operations. Since inception the Company has incurred losses of approximately $478,000 and has not reached a profitable level of operations, all of which raise substantial doubt about the Company's ability to continue as a going concern.

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


2.   Common Stock
     ------------

     The following reconciles the components of the loss per share computation:

      For the six months ended
      June 30,                                  2003                                   2002
                               -------------------------------------   -------------------------------------
                                  Income       Shares      Per-Share     Income        Shares      Per-Share
                               (Numerator)  (Denominator)    Amount    (Numerator)  (Denominator)    Amount
                               -----------  -------------  ---------   -----------  -------------  ---------
     Loss per common share
       Net (loss) available to
       common shareholders      $(12,925)     36,766,640     $(0.01)    $(21,861)     36,766,640     $(0.01)
                                --------      ----------     ------     --------      ----------     ------
       Net (loss) available
       to common shareholders
       plus assumed
       conversions              $(12,925)     36,766,640     $(0.01)    $(21,861)     36,766,640     $(0.01)
                                ========      ==========     ======     ========      ==========     ======

3.   Income Taxes
     ------------

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial

                                 DuraVest, Inc.

                          Notes to Financial Statements


     reporting purposes and the amounts used for income tax purposes. At December 31, 2002, the Company had federal net operating losses (NOL) of approximately $439,657. The NOL expires in the years 2018 through 2021. In the event that a change in ownership of the Company of greater than 50 percent occurs/occurred as a result of the Company's issuance of common and preferred stock, the utilization of the NOL carryforward will be subject to limitation under certain provisions of the Internal Revenue Code.

     Realization of any portion of the approximate $170,560 deferred federal tax asset at June 30, 2003 is not considered more likely than not by management; accordingly, a valuation of allowance has been established for the full amount of such asset.

     The reconciliation of income tax benefit computed at the United States federal tax rate of 34% to income tax benefit is as follows:

     Six months ended June 30,                  2003          2002
     -------------------------                --------      --------

     Tax benefit at the United States
     statutory rate                           $ 7,117       $ 7,434
     State income tax benefit, net                356           372
     Valuation allowance   adjustment
                                               (7,473)       (7,806)
                                              -------       -------

     Income tax benefit                       $     -       $     -
                                              =======       =======


     Significant components of the Company's deferred tax assets and liabilities are as follows:


     June 30,                                     2003          2002
     --------                                  ----------    ----------

     Deferred tax assets:
       Net operating loss
       carryforwards                          $ 170,560      $ 149,798
     Valuation allowance for deferred
       tax assets                              (170,560)      (149,798)
                                              ---------      ---------

     Net deferred tax asset                   $       -      $       -
                                              =========      =========

                                 DuraVest, Inc.

                          Notes to Financial Statements


4.   Related Party Transactions
     --------------------------

     Consulting Services
     -------------------

     The Company neither owns or leases any real property. Fees totaling $3,570 and $1,000 have been paid to officers and companies owned by shareholders during the periods ended June 30, 2003 and 2002 for administrative fees, consulting services rendered and, expenses paid on behalf of the Company. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.


5.   Commitment and Contingencies
     ----------------------------

     The Company conducts its operations from leased facilities, under operating leases on a month-to-month basis, which can be terminated by either party upon giving notice 30 days in advance.

     Lease rent expense for the periods ended June 30, 2003 and 2002 amounted to $882 and $0. At June 30, 2003, future minimum lease payments and rent usage tax were $0.


6.   Supplemental Cash Flow Information
     ----------------------------------

     Supplemental disclosure is as follows:

     June 30,                                     2003          2002
     --------                                  ----------    ----------

      Cash paid for interest                    $      -      $      -
      Cash paid for taxes                              -             -


8.   Conditional Acquisition Agreement
     ---------------------------------

     On April 4, 2003 the Company entered into a conditional stock exchange agreement with Cardio Management Systems, Inc.("Cardio"), a corporation organized under the Canadian Business Corporation Act. Under the agreement, if certain conditions are met, the Company will issue 5,000,000 shares of its common stock in exchange for 1,000,000 shares of Cardio stock and as a result Cardio will become a wholly owned subsidiary. The principal assets of Cardio are shares of common stock of Estracure, Inc. ("Estracure"), a corporation organized under the Canadian Business Corporation Act and an optional right to acquire additional shares of Estracure common stock, at no time to exceed 50% ownership of Estracure outstanding common stock. If the stock exchange is completed the stock of Estracure owned by Cardio could be considered to be "investment securities" as such are defined by

                                 DuraVest, Inc.

                          Notes to Financial Statements


     the Investment Company Act of 1940 ("40 Act"). The condition precedent to the completion of the stock exchange shall be the receipt by Duravest, Inc. of either (1) a "no-action" letter from the SEC that the completion of the stock exchange with the resultant ownership by Duravest, Inc. of Cardio with its investment in Estracure (with Estracure not being a "majority owned subsidiary" of Cardio under the 40 Act) will not cause a violation of the 40 Act; or (2) an opinion of counsel that the completion of the stock exchange with the resultant ownership by Duravest, inc. of Cardio with its investment in Estracure (with Estracure not being a "majority owned subsidiary" of Cardio under the 40 Act) will not cause a violation of the 40 Act. Duravest, Inc. intends to pursue the satisfaction of either or both of these two conditions. However, there is no assurance that it will be able to satisfy either of them.

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

     Cardio was recently formed to provide funds to and acquire an investment in Estracure, Inc., a Canadian corporation (Estracure"). Cardio has acquired 26 of the 100 shares of Estracure presently outstanding for which it paid $2,500,000 (Canadian - which equated to $1,809,889 U.S. as of July 25, 2003). Estracure is involved in the research, development and commercialization of the use of "Estradiol" to reduce restenosis after angioplasty (see additional description following). If the undergoing human clinical trails of Estradiol are deemed successful, Cardio has the option to acquire sufficient additional shares of Estracure to bring its ownership interest therein to 50% in exchange for $7,500,000 Canadian ($5,429,668 U.S. as of July 25, 2003).

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

          Not Applicable


Item 3.   Defaults in Senior Securities

          Not Applicable


Item 4.   Submission of Matters to a Vote of Securities Holders

          Not Applicable

Item 5.   Other Information

          Not Applicable


Item 6.   Exhibit and Reports on Form 8-K

          (a)      Exhibits:

                   31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

                   32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

          (b)      Form 8-Ks:

                   No Reports of Form 8-K were filed during the three-month period ended June 30, 2003.

                                   SIGNATURES
                                   ----------

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          DURAVEST, INC.


Dated: August 1, 2003     By: /s/ Patti Cooke
                             ---------------------------------------------------
                             Patti Cooke, President and Principal Executive, and Accounting Officer and Sole Director