Form 10QSB
period 2003-09-30
DURAVEST INC
filed 2003-10-30
CIK 1066281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 30549




                                   FORM 10-QSB




(MarkOne)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                               For the quarterly period ended September 30, 2003

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

The number of shares outstanding of each of the issuer's classes of common equity, as of October 27, 2003 was 36,766,640 shares of common stock.

Transitional Small Business Disclosure Format (Check one):  Yes {X}  No {  }

                                      INDEX

                                                                     Page Number
                                                                     -----------

Part I.  Financial Information


     Item 1.  Financial Statements

              Condensed Balance Sheet as of September 30, 2003               3

              Condensed Statement of Operations for the Three
              Months Ended Septembere 30, 2003 and 2002, for the
              Six Months Ended September 30, 2003 and 2002 and
              From Inception to September 30, 2003                           4

              Condensed Statement of Cash Flows for the
              Nine Months Ended September 30, 2003 and September 30,
              2002 and From Inception to September 30, 2003                  5

              Summary of Significant Accounting Policies                     6

              Notes to Condensed Financial Statements                        9

     Item 2.  Plan of Operation                                             13

Part II. Other Information

     Item 1.  Legal Proceedings                                             16

     Item 2.  Changes in Securities                                         16

     Item 3.  Defaults in Senior Securities                                 16

     Item 4.  Submission of Matters to a Vote of Securities Holders         16

     Item 5.  Other Information                                             16

     Item 6.  Exhibits and Reports on Form 8-K                              16

Signatures                                                                  17

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                                 DuraVest, Inc.

                             Condensed Balance Sheet

September 30,                                                            2003
-------------                                                         ----------

Assets
   Cash                                                               $   2,510
                                                                      ---------

                                                                      $   2,510
                                                                      =========

Liabilities and Stockholders' Deficit

Liabilities:
   Accrued interest                                                   $   2,193
   Notes payable - related company                                       30,000
                                                                      ---------
Total liabilities                                                        32,193

Commitments and Contingencies

Stockholders' Deficit

Preferred stock, $0.001 par value, 20,000,000
  shares authorized, 0 shares issued and outstanding
Common stock, $0.001 par value;  80,000,000 shares
  authorized; 36,766,640 shares issued and outstanding                    3,680
Additional paid-in capital                                              448,820
Deficit accumulated during the development stage                       (482,183)
                                                                      ---------

Total stockholders' deficit                                             (29,683)
                                                                      ---------

                                                                      $   2,510
                                                                      =========

                                                            DuraVest, Inc.

                                                  Condensed Statements of Operations


                                                     For the three   For the three    For the nine    For the nine      From
                                                      months ended    months ended    months ended    months ended   inception to
                                                     Sept. 30, 2003  Sept. 30, 2002  Sept. 30, 2003  Sept. 30, 2002  Sept. 30, 2003
                                                     --------------  --------------  --------------  --------------  --------------

Development stage expenses:
     Selling, general and administrative,
       excluding non-cash
       compensation (benefit) expense                 $    3,552       $    5,979      $   35,316       $   27,844     $ 499,019
                                                      ----------       ----------      ----------       ----------     ---------

Total development stage expenses                           3,552            5,979          35,316           27,844       499,019
                                                      ==========       ==========      ==========       ==========     =========

Loss from operations                                      (3,552)          (5,979)        (35,316          (27,844)     (499,019)

Other Income and (Expenses)
     Repayment of bad debts                                                                20,000                         20,000
     Interest expense                                       (812)                          (2,063)                        (2,063)
     Translation gain (loss)                                 (59)           (162)              30             (158)         (972)
                                                      ----------       ----------      ----------       ----------     ---------

Net loss                                                  (4,424)          (6,142)        (17,348)         (28,002)     (482,183)
                                                      ----------       ----------      ----------       ----------     ---------

Net loss applicable to common stock                   $   (4,424)      $   (6,142)     $  (17,348)       $ (28,002)    $(482,183)
                                                      ==========       ==========      ==========       ==========     =========

Net loss per common share (basic and diluted)         $    (0.01)      $    (0.01)     $    (0.01)       $   (0.01)
                                                      ==========       ==========      ==========       ==========
Weighted average number of common
  shares outstanding                                  36,766,640       36,766,640      36,766,640       36,766,640
                                                      ==========       ==========      ==========       ==========




                                                  DuraVest, Inc.

                                        Condensed Statements of Cash Flows


                                                                   For the nine       For the nine          From
                                                                   months ended       months ended       inception to
                                                                  Sept. 30, 2003     Sept. 30, 2003     Sept. 30, 2003
                                                                  --------------     --------------     --------------
Operating activities:
   Net loss                                                         $  (17,348)        $ (28,002)          $(482,183)

   Adjustments to reconcile net loss to net cash used
    in operating activities:
   Change in assets and liabilities:
         Accrued interest                                                2,063                                 2,193
         Accounts payable                                               (3,221)           (5,966)                  -
                                                                    ----------         ---------           ---------

Net cash used in operating activities                                  (18,506)          (33,968)           (479,990)
                                                                    ----------         ---------           ---------

Financing activities:
   Proceeds from issuance of debt  to related company                    5,000                                30,000
   Proceeds from issuance of common stock                                    -                 -             452,500
                                                                    ----------         ---------           ---------

Net cash provided by financing activities                                5,000                 -             482,500
                                                                    ----------         ---------           ---------

Net increase (decrease) in cash and cash equivalents                   (13,506)          (33,968)              2,510

Cash and equivalents, beginning of year                                 16,016            40,545                   -
                                                                    ----------         ---------           ---------

Cash and equivalents, September 30, 2003                            $    2,510         $   6,577           $   2,510
                                                                    ==========         =========           =========


                                 DURAVEST, INC.

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

                                 DURAVEST, INC.

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's financial assets, including cash and cashequivalents approximate fair value because of their short maturities.


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


ADVERTISING

The Company conducts nondirect response advertising for the promotion of its products. These costs are expensed as incurred. Advertising costs for the periods ended September 30, 2003 and 2002 were $2,932 and $0 respectively.


INCOME TAXES

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


FOREIGN CURRENCY TRANSLATION

During 1999 the Company opened a bank account denominated in a foreign currency which is used to pay for some operational expenses. The bank account is translated using rates of exchange at September 30, 2003 and 2002; expenses are translated at weighted average exchange rates in effect during the year. The cumulative effect resulting from such translation is recorded as remeasurement gain or loss in the financial statements.


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


NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143, which addresses accounting and reporting for

                                 DURAVEST, INC.

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


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

                                 DURAVEST, INC.

                          NOTES TO FINANCIAL STATEMENTS


1.   Going Concern
     -------------

     The accompanying financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of its liabilities in the normal course of operations. Since inception the Company has incurred losses of approximately $482,183 and has not reached a profitable level of operations, all of which raise substantial doubt about the Company's ability to continue as a going concern.

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


2.   Common Stock
     ------------

     The following reconciles the components of the loss per share computation:

      For the nine months ended
      September 30,                             2003                                   2002
                               -------------------------------------   -------------------------------------
                                  Income       Shares      Per-Share     Income        Shares      Per-Share
                               (Numerator)  (Denominator)    Amount    (Numerator)  (Denominator)    Amount
                               -----------  -------------  ---------   -----------  -------------  ---------
     Loss per common share
       Net (loss) available to
       common shareholders      $(17,348)     36,766,64$     $(0.01)    $(28,002)     36,766,640     $(0.01)
                                --------      ----------     ------     --------      ----------     ------
       Net (loss) available
       to common shareholders
       plus assumed
       conversions              $(17,348)     36,766,64$     $(0.01)    $(28,002)     36,766,640     $(0.01)
                                ========      ==========     ======     ========      ==========     ======

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

     Realization of any portion of the approximate $ 168,981 deferred federal tax asset at September 30, 2003 is not considered more likely than not by management; accordingly, a valuation of allowance has been established for the full amount of such asset.

     The reconciliation of income tax benefit computed at the United States federal tax rate of 34% to income tax benefit is as follows:

     Nine months ended
     September 30,                               2003              2002
     -----------------                        ----------        ----------

     Tax benefit at the United States
       statutory rate                         $ (2,891)          $  9,521
     State income tax benefit, net                (145)               476
     Valuation allowance  adjustment
                                                 3,036             (9,997)
                                              --------           --------
     Income tax benefit                       $      -           $      -
                                              ========           ========

     Significant components of the Company's deferred tax assets and liabilities are as follows:


     September 30,                               2003              2002
     -------------                            ----------        -----------

     Deferred tax assets:
         Net operating loss
     carryforwards                            $ 168,981         $ 159,480
     Valuation allowance for deferred
         tax assets                            (168,981)         (159,480)
                                              ---------         ---------
     Net deferred tax asset                   $       -         $       -
                                              =========         =========

                                 DURAVEST, INC.

                          NOTES TO FINANCIAL STATEMENTS


4.   Related Party Transactions
     --------------------------

     Consulting Services
     -------------------

     The Company neither owns or leases any real property. Fees totaling $1,365 and $629 have been paid to officers and companies owned by shareholders during the periods ended September 30, 2003 and 2002 for administrative fees, consulting services rendered and, expenses paid on behalf of the Company. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.


     Notes Payable
     -------------

     On December 15, 2002 the Board of Directors authorized the Company to borrow $25,000 from Wellington-Cooke Gallery, Ltd, a related company. The note is unsecured, bears an interest rate of 10% per annum, with the interest and principle payable on demand.

     On September 5, 2003 the Board of Directors authorized the Company to borrow $10,000 from Wellington-Cooke Gallery, Ltd, a related company of which the Company had received $5,000. The note is unsecured, bears an interest rate of 5% per annum, with the interest and principle payable on demand.


5.   Commitment and Contingencies
     ----------------------------

     The Company conducts its operations from leased facilities, under operating leases on a month-to-month basis, which can be terminated by either party upon giving notice 30 days in advance.

     Lease rent expense for the periods ended September 30, 2003 and 2002 amounted to $1,422 and $814. At September 30, 2003, future minimum lease payments and rent usage tax were $0.


6.   Supplemental Cash Flow Information
     ----------------------------------

     Supplemental disclosure is as follows:


     September 30,                                 2003              2002
     -------------                             ------------      ------------

     Cash paid for interest                     $      -           $     -
     Cash paid for taxes                               -                 -


8.   Conditional Acquisition Agreement
     ---------------------------------

     On April 4, 2003 the Company entered into a conditional stock exchange agreement with Cardio Management Systems, Inc.("Cardio"), a corporation organized under the Canadian Business Corporation Act. Under the agreement,

                                 DURAVEST, INC.

                          NOTES TO FINANCIAL STATEMENTS


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

     Accordingly, the completion of the acquisition of Cardio by DuraVest is conditioned upon the receipt of DuraVest of either:

     (i) A "no-action" letter or Ruling from the SEC that the completion of the Cardio acquisition with the resultant ownership by DuraVest of Cardio with its investment in Estracure (with Estracure now being a "majority owned subsidiary" of Cardio under the 40 Act) will not cause a violation of the 40 Act; or

     (ii) an opinion of counsel that the completion of the Cardio acquisition with the resultant ownership by DuraVest of Cardio with its investment in Estracure (with Estracure not being a "majority owned subsidiary" of Cardio under the 40 Act) will not cause a violation of the 40 Act.

DuraVest intends to pursue the satisfaction of either or both of these two conditions or to amend the Cardio-Estracure arrangements to enable Cardio to acquire more than 50% of Estracure. However, there is no assurance it will be able to satisfy either of the state requirements or to amend the Cardio-Estracure arrangements.

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


Item 6.   Exhibit and Reports on Form 8-K

          (a)      Exhibits:

                   31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act

                   32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act

          (b)      Form 8-Ks:

                   No Reports of Form 8-K were filed during the three-month period ended September 30, 2003.

                                   SIGNATURES
                                   ----------

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          DURAVEST, INC.


Dated: October 27, 2003   By: /s/ Patti Cooke
                             ---------------------------------------------------
                             Patti Cooke, President and Principal Executive, and Accounting Officer and Sole Director