Form 10KSB
period 2003-12-31
DURAVEST INC
filed 2004-04-09
CIK 1066281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
 (Mark One)

/X/ Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003.
/ /  Securities   Exchange   Act  of  1934  for  the   transition   period  from
     ___________________ to ________________________.

Commission file number 0-27489

                                 DuraVest, Inc.
                 ----------------------------------------------
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

           Securities registered pursuant to Section 12(b) of the Act:
                                (Title of class)
                                      None

                    Name of exchange on which registered
                                      None

              Securities registered under Section 12(g) of the Act:
                     $.001 Per Share Par Value Common Stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   [  ]

The revenue for its most fiscal year was $ -0-.

The aggregate market value of the Issuer's common stock held by non-affiliates as of December 29, 2003 (valued at the average of the high and low bid prices as of that date) was $49,388,784.

The Issuer has never been involved in bankruptcy proceedings.

The number of shares outstanding of the Issuer's common stock as of March 25, 2004 was 36,766,640.

Documents incorporated by reference. There are no: (1) annual report to security holders; (2) proxy or information statements; or (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act") incorporated by reference herein.

                     Transitional Small Business Disclosures
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

     WE HAVE NO PRESENT ARRANGEMENTS TO ACQUIRE THE FUNDS NEEDED TO FINANCE THE ESTRACURE PROJECT. Even if we are able to complete the acquisition of Cardio discussed in Item 1. below, although we are in negotiations to acquire the necessary funds, we do not presently have any present definitive arrangements under which we can acquire the funds which would be required to fund the Estracure project under Cardio's option.

     THE COST OF MAINTAINING THE REGISTRATION OF OUR STOCK UNDER SECTION 12(g) OF THE SECURITIES EXCHANGE ACT WILL CONTINUE OUR OVERHEAD AND ASSET DEPLETION The cost of complying with the reporting requirements created by the registration of our common stock will materially increase the Issuer's administrative overhead and accelerate the depletion of its assets.

     WE HAVE NO PRESENT ARRANGEMENTS TO ACQUIRE ANY ADDITIONAL CAPITAL NEEDED TO CONTINUE OUR EXISTENCE. The Issuer has no present arrangement under which it might acquire any additional capital needed to continue its existence. The Issuer has historically relied on capital and loans from investors and related entities to meet its obligations. There is no assurance that it will be able to develop any such capital source, or that the related investors and entities that have been funding the Issuer will continue to do so.

     WE HAVE NO ASSURANCE THAT ANY BUSINESS COMBINATION OR ASSET ACQUISITION WE MIGHT MAKE WILL BE SUCCESSFUL. There is no assurance that any business combination or asset acquisition entered into by the Issuer will result in successful income producing operations.

     ESTRACURE PROJECT MAY NOT RESULT IN ECONOMICALLY VIABLE PRODUCT. Even if the Issuer acquires Cardio and Estracure's clinical trials of its products result in beneficial medical results, there is no assurance that they will become viable commercial products that will generate positive revenues.

     OUR AUDITOR HAS EXPRESSED DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN. The Company's auditor for the year ended December 31, 2003 has included an additional paragraph in their report dated March 29, 2004, in which they state that there are conditions present which raise substantial doubt about the Company's ability to continue as a "going concern". The Company's auditor for the prior year ended December 31, 2002 also expressed the same concerns in their report dated March 15, 2003.

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

     As part of the reorganization, the Issuer's Board of Directors authorized the Issuer to acquire all of the outstanding 1,700,000 shares of Food & Beverage Masters (China), Inc., an unaffiliated Delaware corporation in exchange for 1,700,000 shares of the Issuer's Common Stock. It was represented to the Issuer that the Delaware company owned 80% of a joint venture with the Chan Zhou Dairy Company. This Chinese company owned and operated a dairy processing plant. These facilities were located in Chan Zhou, China in the Yangtze River Delta in the Jiangsu Province of China. The Chinese Joint Venture was to produce and market bagged milk, yogurt, ice cream and related dairy products in the Chan Zhou area. In addition, the proposed Delaware subsidiary was exploring the formation of another venture with a different Chinese partner. The purpose of the second proposed venture was to bottle and market low and non-alcoholic drinks.

     The Issuer was also authorized to issue a total of 6,760,000 shares of Common Stock to six other companies and individuals who were to furnish assignments of intangible assets and services to the proposed Chinese operations.

     The Issuer then made a cash offering of shares of its Common Stock at $.15 per share to raise capital for the pending Chinese operations. The offering was made from March through August of 1998. A total of 26,666,400, shares were sold for $399,999.60 in gross proceeds (these numbers are adjusted to reflect a November 9, 2001 10-for-one Forward Stock Split). The offering was made pursuant to the exemption from the registration requirements of Section 5 of the Securities Act of 1933 provided in Rule 504 of Regulation D adopted under that Act.

     Following the offering the Issuer proceeded to pursue the proposed transaction. However, during these efforts the Issuer learned that the Chinese project, its assets and operations were not as represented. In October of 1998, the Issuer terminated the proposed venture. None of the stock authorized for the Chinese project was issued.

     The Issuer spent approximately $315,000 on the Chinese project prior to its termination. Included in these costs were $100,000 deposited on the purchase of equipment which purchase was not completed. The Issuer and the equipment manufacturer agreed on April 14, 2000 that the deposit would be refunded to the Issuer in five equal monthly installments. The Issuer received two payments of $20,000 on the settlement agreement before the manufacturer defaulted. The Issuer pursued collection proceedings on the balance of $60,000 and settled for a payment of $20,000 in March 2003.

     In November of 1999, Hatchment Holdings, Inc., a company wholly owned by Bradley R. Wilson, then an officer and director of the Issuer, purchased 10,000,000 shares of the Issuer's then Common Stock for cash at $.0052 per share for a total of $52,000 (adjusted for November 2001 Forward Split).

     On November 9, 2001 the Issuer amended its Articles of Incorporation to change its name to DuraVest, Inc. ("DuraVest" or "Issuer"), and to complete a forward split of its outstanding Common Stock in the basis of ten shares of the new stock for each then outstanding share. This resulted in an increase of its total outstanding shares of Common Stock to 36,766,640 shares.

     The Issuer's present business plan is to continue the registration of its Common Stock under Section 12(g) of the Securities Exchange Act of 1934 ("Exchange Act") and to complete the Cardio acquisition and/or find another new business opportunity. The Issuer will seek and attempt to enter into a business combination or acquisition of assets by which it will become engaged in an active business venture. It is likely that if such a transaction is made it may involve control of the Issuer being acquired by the other party to the transaction.

     On April 4, 2002 the Issuer entered into a Conditional Stock Exchange Agreement ("Exchange Agreement") with Cardio Management Systems, Inc., a corporation organized under the Canada Business Corporation Act ("Cardio"), and Ms. Patti Cooke, the sole record stockholder of Cardio. (Ms. Cooke holds the Cardio shares as a nominee for Herne Finance Limited, a private company owned by Brian M. Copsey, a director of the Issuer, Hatchment Holdings, Inc., a company owned by a former officer and director of which Mr. Cooke is the sole officer and director and/or any third party which furnishes funds to Cardio to make an additional investment in Estracure. She is also the President and a director of the Issuer.) Under the Exchange Agreement, if specified conditions are met, the Issuer will acquire all of the outstanding stock of Cardio in exchange for 5,000,000 shares of the Issuer's common stock together with the additional shares of the Issuer which would be issued to Cardio if it invests additional money in Estracure as set out below. The Issuer's stock would be issued as "restricted securities" as such are defined under the Securities Act of 1933. They would be issued in reliance upon the exemption from registration under
Section 5 of that Act provided in Section 4(2) thereof or Regulation D adopted thereunder.

     Cardio was formed in 2002 to provide funds to and acquire an investment in Estracure, Inc., a Canadian corporation ("Estracure"). Cardio has acquired 26 of the 100 shares of Estracure presently outstanding for which it paid $2,500,000 Canadian (which equated to $1,590,000 U.S. as of May 8, 2002). Estracure is involved in the research, development and commercialization of the use of "Estradiol" to reduce restenosis after angioplasty (see additional description following). If the undergoing human clinical trails of Estradiol are deemed successful, Cardio has the option to acquire sufficient additional shares of Estracure to increase its ownership interest therein in exchange for $7,500,000 Canadian ($5,681,818 U.S. as of March 26, 2004).

     Estracure has advised Cardio that Estracure is in need of the "Additional Investment" of $7,500,000 to continue funding of its research and development program. Cardio is in the process of negotiating the terms of the Additional Investment with Estracure and seeking the funds to make the Additional Investment. At this time it appears that, if Cardio makes the Additional Investment in Estracure, Cardio will increase its percentage ownership in Estracure to approximately one-third. The Issuer and Cardio have amended their Exchange Agreement to provide that if Cardio makes the Additional Investment in Estracure before the Issuer acquires Cardio under the Exchange Agreement Cardio's stockholder would receive the 5,000,000 shares of the Issuer's common stock plus one additional share for each $1.50 (Canadian Funds) spent in the Additional Investment. This would result in a total of 10,000,000 of the Issuer's shares going to the Cardio stockholder, if the total $7,500,000 Canadian is invested by Cardio.

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

DuraVest intends to pursue the satisfaction of either or both of these two conditions or to amend the Cardio-Estracure arrangements to enable Cardio to acquire more than 50% of Estracure. However, there is no assurance, it will be able to satisfy either of the stated requirements or to amend the Cardio-Estracure arrangements.

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

     Estracure is now proceeding with human clinical trials of Estradiol. Estracure Inc. under approval received from Canadian health authorities authorization to initiate a Phase II clinical trial of 17-8-Estradiol in the prevention of restenosis in patients following percutaneous transluminal coronary angioplasty (PTCA) and stent implantation.

     The Phase II clinical trial evaluating the safety and efficacy of 17-8-Estradiol in patients having narrowing or constriction of the coronary arteries caused by atherosclerotic disease. 17-8-Estradiol is being locally administered in a minimally invasive fashion by bolus infusion during a PTCA procedure. Contrary to other anti-restenosis drugs presently in clinical evaluation, 17-8-Estradiol is a non-toxic naturally occurring hormone that has been shown by Estracure's scientific team to have a dual beneficial effect in improving vascular healing and preventing restenosis after angioplasty. Animal studies have demonstrated that local delivery of 17-8-Estradiol significantly decreases neointimal hyperplasia after PTCA without secondary effects.

     If the results of these trials are satisfactory, Estracure intends to proceed with the research and development of Estradiol and take the necessary actions to produce it, including obtaining the necessary regulatory approvals. Before Estracure can proceed beyond the human clinical trials, it will have to acquire additional funding. If Cardio is not able to provide capital by exercising its option, Estracure will have to pursue other sources not now known to it.

     Except for the arrangements with Cardio, there are no present arrangements for, or ongoing negotiations with respect to, a business combination with the

Issuer. The Issuer has no present knowledge of any other specific candidate for a business combination. The management of DuraVest believes it will have to acquire additional capital to continue its operations over the next 12 months. If it acquires Cardio during that period and desires for Cardio to exercise its option to purchase additional Estracure stock, DuraVest will have to obtain the $7,500,000 Canadian necessary for the option and additional capital to finance DuraVest's operations. There are no present arrangements for the acquisition of any additional capital or any assurance that such will be available.


Item 2.  Description of Property
-------  -----------------------
(Item 7 of Model B of Form 1A)

     The Issuer has no materially important physical properties. Its only material assets are its cash or cash equivalents (which were $1,201 at December 31, 2003).

     The Issuer's operations are conducted in leased premises located at 37 Prince Arthur Avenue, Suite 300, Toronto, Ontario, Canada M5R 1B2. They are leased on a month-to-month basis at a monthly rate of approximately $535 per month. These facilities are leased from Michael A. Eustace, a director and Secretary of the Issuer.


Item 3.  Directors, Executive Officers and Significant Employees.
-------  --------------------------------------------------------
(Item 8 of Model B of Form 1A)

     The following table sets forth information regarding the directors and executive officers of the Company.

                                                                      Beginning
Name                       Age        Position(s)                      of Term
-------                    ---        -----------                     ---------

Patti Cooke                48         President and Director            3/98

Michael A. Eustace         68         Secretary & Director              2/04

Brian M. Copsey            50         Director                          2/04

David W. Gough             78         Director                          2/04


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

     Michael A. Eustace has served as the Secretary and a director of the Issuer since February of 2004. Mr. Eustace has been engaged in the private practice of law as a Barrister and Solicitor since September of 1977 in the Toronto, Ontario area. He graduated from the University of Toronto with a Bachelor of Arts degree in 1957. Mr. Eustace also holds a Bachelor of Law degree he received from Osgoode Hall in 1960.

     Brian M. Copsey has served as a director of the Issuer since February of 2004. From January of 2002 to the present, he has been the Managing Director of Fulton Partners Limited, a London, England private investment company. From January of 2000 to November of 2001, he served as the managing Director of Garnham & Co., Limited, a London, England private investment company. From September of 1993 to January of 2000, he served as an investment manager with European S.A. Monaco, an investment company with activities in Europe and the United States of America From 1986 to August of 1993, he was the Finance Director for Gestetner Holdings, PLC, a private investment company in London, England. Mr. Copsey is a graduate of Waikato University of Hamilton, New Zealand with a Bachelor's Degree in Management Studies received in 1979. He is a Chartered Accountant, a member of the New Zealand Society of Chartered Accountants and a member of the Fellow Institute of Chartered Secretaries.

     David W. Gough has served as a director of the Issuer since February of 2004. From September 2003 to the present, he has been the Executive Chairman of Easier PLC, a company listed on the AIM market of the London Stock Exchange. From March 2002 to the present he has also been an Executive with Fulton Partners Limited, a private investment company. From April 1999 to February 2001, he was the Executive Chairman of European e Commerce Limited, a private telecommunications company based in the United Kingdom. From January 1988 to March 1999, he was self-employed as an international business consultant operating out of the United Kingdom and the USA. He was the Executive Vice-president of Monaco Group Fund, SA, a private investment company, from September 1983 to December 1987.


Item 4.  Remuneration of Directors and Officers.
-------  ---------------------------------------
(Item 9 of Model B to Form 1A)

     During 2003, the Issuer paid an aggregate of $2,611 in remuneration to Ms. Patti Cooke, ' President in the form of fees and expenses reimbursement.

     During 2003, Ms. Cooke was the Issuer's only officer. Through 2004 or until the Issuer enters into a business combination, it is anticipated that the President, Patti Cooke will be the only paid employee of the Issuer. During 2004 its directors will serve without compensation for their services as such. and will be reimbursed for expenses incurred in the performance of thier duties. It is not now possible to estimate what employees the Issuer may have if it enters into a business combination during the year 2004.


Item 5.  Security Ownership of Management and Certain Securityholders.
-------  -------------------------------------------------------------
(Item 10 to Model B of Form 1A)

     The following table sets forth information as of March 22, 2004 with respect to the ownership of the Issuer's Common Stock by its officer and director, and any shareholder owning more than 10% of the Issuer's Common Stock:

 Title                 Name, Capacity and              Number of        Percent
of Class                 Address of Owner             Shares Owned      of Class
--------               ------------------             ------------      --------

Common Stock           Patti Cooke, President,        5,070,000(1)       13.80%
                       Director and Shareholder
                       715 Millwood Road, #301
                       Toronto, Ontario M4G 1V7
                       Canada

Common Stock           Brian M. Copsey,                5,000,000(2)      13.60%
                       Director and Shareholder
                       Boustead plc.
                       1 Garrick House
                       Carrington Street
                       London  W1J 7AF

Common Stock           Michael R. Eustace.,               -0-                0%
                       Secretary and Director
                       37 Prince Arthur Avenue, Suite 300
                       Toronto, Ontario M5R 1B2
                       Canada

Common Stock           David W. Gough,                    -0-                0%
                       Director
                       Boustead plc.
                       1 Garrick House
                       Carrington Street
                       London  W1J 7AF

------------
(1) Of these shares 70,000 are owned of record and beneficially by Ms. Cooke. The remaining 5,000,000 are held by Hatchment Holdings, Inc., which is a private company owned by a former officer and director. .Ms. Cooke is the sole officer and director of Hatchment Holdings, Inc., and thus has voting power over these 5,000,000 shares.

(2) These shares are owned of record by Herne Finance Limited, a private company owned by Mr. Copsey.


     There are no shares of the Issuer's Preferred Stock outstanding and there are no outstanding options warrants or other rights to acquire shares of either its Common or Preferred Stock; except for the right of the shareholder of Cardio to receive from 5,000,000 shares up to a maximum of 10,000,000 shares of the Issuer's common stock in the pending conditional stock exchange. See Item 1. Description of Business..


Item 6.  Interest of Management and Others in Certain Transactions.
-------  ----------------------------------------------------------
(Item 11 to Model B of Form 1A)

     In August of 1999, Hatchment Holdings, Inc., a company wholly owned by Bradley R. Wilson, a former officer and director of the Issuer, purchased 10,000,000 shares of the Issuer's Common Stock for cash at $.0052 per share for a total of $52,000 (the share and per share numbers are adjusted to reflect the November 9, 2001 10-for-one forward stock-split). The shares were acquired by the purchaser for investment and not with a view to distribution. They were issued as "restricted securities" as defined under the Securities Act of 1933, as amended ("Securities Act"). They were issued in reliance upon the exemption from the registration requirements of Section 5 of the Securities Act provided in Section 4(2) of that statute.

     On November 2, 2001, Patti Cooke, President and director of the Issuer became the sole officer and director of Hatchment Holdings, Inc., and thus, has the power to vote the Issuer's shares held by Hatchment Holdings, Inc.

     In March of 2002, Herne Finance Limited, a private company owned by Brian
M. Copsey, loaned Hatchment Holdings, Inc., $2,500,000 Canadian on a demand loan. These funds were invested by Hatchment Holdings, Inc. to purchase all the outstanding stock of Cardio. The Loan was secured by pledge of 5,000,000 shares of the Issuer owned by Hatchment Holdings, Inc. In February of 2003, Herne Finance Limited accepted the 5,000,000 shares of the Issuer in full satisfaction of the loan to Hatchment Holdings, Inc. The outstanding stock of Cardio was issued to Ms. Patti Cooke, President of the Issuer as nominee for the benefit of Herne Finance Limited, and Hatchment Holdings, Inc, a company owned by a former officer and director of which Ms. Cooke is the sole officer and director and/or any third party which furnishes funds to Cardio to make an additional investment in Estracure. In February of 2004, Mr. Copsey, the owner of Herne Finance Limited became a director of the Issuer.

                                     PART II


Item 1.  Market Price of and Dividends on the Registrant's Common Equity and
         -------------------------------------------------------------------
         Other Related Shareholder Matters.
         ----------------------------------

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

     Quarter Period:                           High          Low
     --------------                            ----         -----

     January - March, 2002                     2.90          .90
     April - June, 2002                        3.75          .82
     July - September, 2002                    1.08          .89
     October - December, 2002                  1.25          .83
     January - March, 2003                     0.95          .34
     April - June, 2003                        1.08          .34
     July - September, 2003                    4.05          .80
     October - December, 2003                  3.18         1.10


     The number of record holders of Common Stock of the Issuer at March 23, 2004 was 44. Additional owners of the Common stock hold their shares at street name with various brokerage and depository firms (there are five such firms included in the list of record owners).

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

     As set forth in Item 1 of Part 1 above, the Issuer was in the process of attempting to recover the $60,000 balance of a $100,000 cash deposit which was placed on a proposed purchase of equipment which was terminated. The Issuer and the deposit holder reached a settlement agreement on April 14, 2000 under which the holder agreed to repay the deposit in five monthly installments of $20,000 each. The Issuer received two payments of $20,000 under the agreement before the depositholder defaulted. The Issuer settled the balance for a final payment of $20,000 received in March of 2003.

Item 3.  Changes in and Disagreements with Accountants.
-------  ----------------------------------------------

     As reported in a Form 8-K report filed by the Issuer on March 19, 2004, on March 9, 2003 Registrant notified Barry I. Hechtman, P.A. it would not be engaged to audit the Issuer's financial statements for the fiscal year ending December 31, 2003 due to such firm's failure to register with the Public Company Accounting Oversight Board. This decision was approved by the Issuer's Board of Directors.

     The report of Barry I. Hechtman, PA on the Issuer's financial statements for the Issuer's two most recently completed fiscal years did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principals, except for a paragraph expressing the auditor's doubt as the Issuer's ability to continue as a going concern. During the Issuer's two most recent completed fiscal years and the subsequent interim period preceding the determination to change principal accountants, there were no disagreements with Barry I. Hechtman, PA, on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure, which, if nor resolved to the satisfaction of Barry
I. Hechtman, PA, would have caused it to make reference to the subject matter of the disagreement in connection with any reports it would have prepared on the Issuer's financial statements.

     The Issuer requested Barry I. Hechtman, PA to furnish it with a letter to the Securities and Exchange Commission stating whether or nor it agrees with the above statement. A copy of response of Barry I. Hechtman was filed as Exhibit 12(e) to the Form 8-K Report filed March 19, 2004. The Issuer engaged Ahearn, Jasco & Company, P.A. as the Issuer's principal accountants effective as of March 11, 2004. During the Issuer's two most recent fiscal years and the subsequent interim period prior to engaging Ahearn, Jasco & Company, P.A., the Issuer has not consulted with Ahearn, Jasco & Company, P.A. regarding either:
(i) the application of accounting principals to a specified transaction, either completed or proposed, or the type of audit opinion that might be registered on the Issuer's financial statements, and neither a written report nor oral advice was provided to the Issuer by Ahearn, Jasco & Company, P.A. that was an important factor considered by the Issuer in reaching a decision as to any accounting, auditing or financial reporting factor; or (ii) any matter that was either the subject of a disagreement or a reportable event. The prior auditing firm, Barry I Hechtman, PA, had engaged Ahearn, Jasco + Company, P.A. during its audit of the registrant's December 31, 2002 financial statements to provide concurring review (or "second partner") services as required under the membership terms of the AICPA's SEC Practice Section. During its concurring review work on the 2002 financial statements, Ahearn, Jasco + Company, P.A. had no contact with the registrant, and its services were provided solely for the benefit of the prior auditing firm and for its compliance with generally accepted auditing standards.


Item 4.  Submission of Matters to a Vote of Security Holders.
-------  ----------------------------------------------------

     No matters were submitted during the calendar quarter ending December 31, 2003 to a vote of securities holders through the solicitation of proxies or otherwise.


Item 5.  Compliance with Section 16(a) of the Exchange Act.
-------  --------------------------------------------------

     To the knowledge of the Issuer, all reports required to be filed by the officers, directors or shareholders of the Issuer under Section 16(a) of the Securities Act of 1934, as amended, during the year ended December 31, 2003 and during the period from December 31, 2003 through the date of the filing of this Form 10-KSB were timely filed.

Item 6.  Reports on Form 8-K.
-------  --------------------

     The Issuer was not required to file any reports on Form 8-K for the calendar quarter ended December 31, 2003.

                                    PART III

1.   Index to Exhibits

     Exhibit No.       Description of Exhibits
     -----------       ----------------------------

     2(a)              Issuer's Amended and Restated Articles of Incorporation
                       Exhibit 2(a) to the Issuer's Registration Statement on Form 10-SB is hereby incorporated herein by this reference.

     2(a)(1) Articles of Amendment to Articles of Incorporation to Change Name of Issuer and Forward Split Stock is filed herewith.

     2(b) Issuer's Bylaws - Exhibit 2(a) to the Issuer's Registration Statement on Form 10-SB is hereby incorporated herein by this reference.

     12(a)             Form of Subscription Agreement for Rule 504 Offering
                       Exhibit 2(a) to the Issuer's Registration Statement on Form 10-SB is hereby incorporated herein by this reference.

     12(b)             Form of Subscriber Questionnaire for Rule 504 Offering
                       Exhibit 2(a) to the Issuer's Registration Statement on Form 10-SB is hereby incorporated herein by this reference.

     12(c)             Investment Letter for Sale of Restricted Securities
                       Exhibit 2(a) to the Issuer's Registration Statement on Form 10-SB is hereby incorporated herein by this reference.

     12(d) Conditional Stock Exchange Agreement between Issuer and Cardio Management Systems, Inc. filed as Exhibit 12(d) to Form 10-QSB for three month period ended March 31, 2002 is hereby incorporated herein by this reference.

     12(d)(1) Amendment to Conditional Stock Exchange Agreement between Issuer and Cardio Management Systems, Inc. is filed herewith.

     31                Certification Pursuant to Section 304 of the Sarbanes-
                       Oxley Act of 2002

     32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DURAVEST, INC.


Dated:  April 7, 2004                   By: /s/ Patti Cooke
                                            ------------------------------------
                                            Patti Cooke, President and Principal
                                            Executive, Financial and Accounting
                                            Officer and a Director


Dated:  April 7, 2004                   By: /s/ Michael A. Eustace
                                            ------------------------------------
                                            Michael A. Eustace, Secretary and a
                                            Director


Dated:  April 7, 2004                   By: /s/ Brian M. Copsey
                                            ------------------------------------
                                            Brian M. Copsey, a Director



Dated:  April 7, 2004                   By: /s/ David W. Gough
                                            ------------------------------------
                                            David W. Gough, a Director

                                    PART F/S


                                 Duravest, Inc.



                                      Index
                                      -----


                                                                       Page No.
                                                                       ---------

Independent Auditors' Report                                              F-2

Report of Independent Certified Public Accountants                        F-3

Balance Sheets                                                            F-4

Statements of Operations                                                  F-5

Statement of Stockholders' Equity (Deficit)                               F-6

Statements of Cash Flows                                                  F-7

Notes to Financial Statements                                             F-8

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of DuraVest, Inc.

We have audited the accompanying balance sheet of DuraVest, Inc. (the "Company"), a development stage enterprise, as of December 31, 2003, the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The cumulative statements of operations, stockholders' equity (deficit), and cash flows for the period from August 5, 1980 (inception) to December 31, 2003 include amounts for the period from August 5, 1980 (inception) to December 31, 2002 which were audited by other auditors. The other auditors' report on the periods ended December 31, 2002, dated March 15, 2003, has been furnished to us, and our opinion, insofar as it relates to the amounts included for the periods from inception through December 31, 2002, is based solely on the report of such other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditor provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditor, the financial statements referred to above present fairly, in all material respects, the financial position of DuraVest, Inc. as of December 31, 2003, and the results of their operations and their cash flows for the year ended December 31, 2003, and for the cumulative during development stage period from August 5, 1980 (inception) through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company is a development stage enterprise with no revenues, has incurred cumulative losses since inception, and has been dependent on investor capital and related party loans to sustain its activities. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plans in regard to these matters are described in the notes to the financial statements.

/s/ Ahearn, Jasco + Company, P.A.

AHEARN, JASCO + COMPANY, P.A.
Certified Public Accountants

Pompano Beach, Florida
March 29, 2004

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors of DuraVest, Inc.

We have audited the accompanying balance sheet of DuraVest, Inc. (a development stage enterprise) as of December 31, 2002, the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2002, and cumulatively from August 5, 1980 (inception) to December 31, 2002 (not separately presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DuraVest, Inc. as of December 31, 2002, and the results of their operations and their cash flows for the year ended December 31, 2002, and for the cumulative during development stage period from August 5, 1980 (inception) through December 31, 2002 (not separately presented herein), in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the Summary of Significant Accounting Policies, the Company has operated at a loss since inception and has an excess of liabilities over assets that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Summary of Significant Accounting Policies. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Barry I. Hechtman, P.A.

Barry I. Hechtman, P.A.
Certified Public Accountants

Miami, Florida
March 15, 2003

                                 DuraVest, Inc.
                          (a development stage company)

                                 Balance Sheets

December 31,                                             2003           2002
------------                                          ----------     ----------
Assets
   Cash and cash equivalents                          $    1,201     $   16,016
                                                      ----------     ----------

                                                      $    1,201     $   16,016
                                                      ==========     ==========

Liabilities and Stockholders' Deficit

Liabilities:
   Accounts payable                                   $    3,188     $    3,221
   Accrued interest - related party                        2,763            130
   Notes payable - related party                          35,000         25,000
                                                      ----------     ----------
Total liabilities                                         40,951         28,351

Commitments and Contingencies

Stockholders' Deficit

Preferred stock, $0.0001 par value, 20,000,000
  shares authorized, 0 shares issued
  and outstanding                                              -              -
Common stock, $0.0001 par value;  80,000,000
  shares authorized; 36,766,640 shares                     3,680          3,680
  issued and outstanding
Additional paid-in capital                               448,820        448,820
Deficit accumulated during the development stage        (492,250)      (464,835)
                                                      ----------      ---------
Stockholders' deficit, net                               (39,750)       (12,335)
                                                      ----------     ----------
                                                      $    1,201     $   16,016
                                                      ==========     ==========


                        See Notes to Financial Statements



                                                        DuraVest, Inc.
                                                 (a development stage company)

                                                    Statements of Operations


                                                                                                                        From
                                                                                For the             For the          Aug. 5, 1980
                                                                               year ended          year ended        (inception) to
                                                                              Dec. 31, 2003       Dec. 31, 2003     to Dec. 31, 2003
                                                                              -------------       -------------     ----------------
Development stage expenses:
     Selling, general and administrative                                       $   44,738          $   45,642          $ 508,441
                                                                               ----------          ----------          ---------

Total development stage expenses                                                   44,738              45,642            508,441
                                                                               ----------          ----------          ---------

Loss from operations                                                              (44,738)            (45,642)          (508,441)

Other Income (Expenses)
     Recovery of bad debt                                                          20,000                   -             20,000
     Interest expense                                                              (2,633)               (130)            (2,763)
     Other                                                                            (44)               (342)            (1,046)
                                                                               ----------          ----------          ---------

Net loss                                                                       $  (27,415)         $  (46,114)         $(492,250)
                                                                               ==========          ==========          =========

Net loss per common share, basic and diluted                                   $     (.00)         $     (.00)
                                                                               ==========          ==========

Weighted average number of common shares outstanding                           36,766,640          36,766,640
                                                                               ==========          ==========



                                               See Notes to Financial Statements


                                                        DuraVest, Inc.
                                                 (a development stage company)

                                          Statement of Stockholders' Equity (Deficit)


                                                                                                         Deficit
                                                                                                       Accumulated
                                                                                        Additional     During the     Stockholders'
                                                                    Common Stock          Paid-In       Development       Equity
                                                                Shares        Amount      Capital          Stage        (Deficit)
                                                               --------      -------    ----------     -------------  -------------
Common stock issued for cash (08/05/1980)                      100,000       $   100     $    400       $              $     500
Net loss 1994                                                                                                (500)          (500)
                                                            ----------       -------     --------       ---------      ---------
Balance December 31, 1994                                      100,000           100          400            (500)
1995 no activity
Net loss 1996                                                                                                (550)          (550)
                                                            ----------       -------     --------       ---------      ---------
Balance December 31, 1996                                      100,000           100          400          (1,050)          (550)
Net loss 1997                                                                                                (750)          (750)
                                                            ----------       -------     --------       ---------      ---------
Balance December 31, 1997                                      100,000           100          400          (1,800)        (1,300)
1998 common stock issued in
  connection with 504 offering                              26,666,640           267      399,733                        400,000
Net loss 1998                                                                                            (182,983)      (182,983)
                                                            ----------       -------     --------       ---------      ---------
Balance December 31, 1998                                   26,766,640           268      400,232        (184,783)       215,717
1999 restricted common stock issued
  in exempt transaction                                     10,000,000           100       51,900                         52,000
Net loss 1999                                                                                             (48,894)       (48,894)
                                                            ----------       -------     --------       ---------      ---------
Balance December 31, 1999                                   36,766,640           368      452,132        (233,677)       218,823
Net loss 2000                                                                                            (121,052)      (121,052)
                                                            ----------       -------     --------       ---------      ---------
Balance December 31, 2000                                   36,766,640           368      452,132        (354,729)        97,771
Net loss 2001                                                                                             (63,992)       (63,992)
                                                            ----------       -------     --------       ---------      ---------
Balance at December 31, 2001                                36,766,640         3,680      448,820        (418,721)        33,779
Net loss 2002                                                                                             (46,114)       (46,114)
                                                            ----------       -------     --------       ---------      ---------
Balance at December 31, 2002                                36,766,640         3,680      448,820        (464,835)       (12,335
Net loss 2003                                                                                             (27,415)       (27,415)
                                                            ----------       -------     --------       ---------      ---------

Balance at December 31, 2003                                36,766,640       $ 3,680     $448,820       $(492,250)     $ (39,750)
                                                            ==========       =======     ========       =========      =========

                                    See Notes to Financial Statements

                                                            DuraVest, Inc.
                                                     (a development stage company)

                                                       Statements of Cash Flows


                                                                                                                        From
                                                                                For the             For the          Aug. 5, 1980
                                                                               year ended          year ended        (inception) to
                                                                              Dec. 31, 2003       Dec. 31, 2003     to Dec. 31, 2003
                                                                              -------------       -------------     ----------------
Operating activities:
   Net loss                                                                      $(27,415)          $(46,114)          $(492,250)

   Adjustments to reconcile net loss to net cash used in
    operating activities:
   Change in assets and liabilities:
         Accounts payable                                                             (33)            (3,415)              3,188
         Accrued interest                                                           2,633              2,633               2,763
                                                                                 --------           --------           ---------

Net cash used in operating activities                                             (24,815)           (49,529)           (486,299)
                                                                                 --------           --------           ---------

Financing activities:
   Proceeds from issuance of debt  to related company                              10,000             25,000              35,000
   Proceeds from loans from shareholder                                                                                    2,100
   Repayment of debt  to shareholder                                                                                      (2,100)
   Proceeds from issuance of common stock                                                                                452,500
                                                                                 --------           --------           ---------

Net cash provided by financing activities                                          10,000             25,000             487,500
                                                                                 --------           --------           ---------

Net increase (decrease) in cash and cash equivalents                              (14,815)           (24,529)             16,016

Cash and equivalents, beginning of period                                          16,016             40,545                   0
                                                                                 --------           --------           ---------

Cash and equivalents, end of period                                              $  1,201           $ 16,016           $   1,201
                                                                                 ========           ========           =========
Supplemental disclosure is as follows:

Cash paid for interest                                                           $      -           $      -           $       -
Cash paid for taxes                                                              $      -           $      -           $       -
                                                                                 ========           ========           =========

                                           See Notes to Financial Statements

                                 DuraVest, Inc.
                          (a development stage company)

                          Notes to Financial Statements

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     GOING CONCERN

     The accompanying financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of its liabilities in the normal course of operations. Since inception the Company has incurred losses of approximately $492,250 and has never generated revenues from operations, and has been dependent on investor capital and related party loans to sustain its activities. These issues all raise substantial doubt about the Company's ability to continue as a going concern.

     The Company's continued existence is dependent upon its ability to meet its cash needs for its activities, principally by obtaining additional debt financing and equity capital. The Company presently has no source of additional capital. There are no assurances that the Company will be able to continue as a going concern

     The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

                                 DuraVest, Inc.
                          (a development stage company)

                          Notes to Financial Statements


     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of the Company's financial assets, including cash and cash equivalents approximate fair value because of their short maturities.

     BASIS OF PRESENTATION

     The accompanying financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     FOREIGN CURRENCY TRANSLATION

     During 1999 the Company opened a bank account denominated in a foreign currency which is used to pay for some operational expenses. The bank account is translated using rates of exchange at December 31, 2003 and 2002; expenses are translated at weighted average exchange rates in effect during the year. The cumulative effect resulting from such translation is recorded as remeasurement gain or loss in the financial statements.

     EARNINGS PER SHARE

     The Company follows the provisions of SFAS No. 128, "Earnings per Share," which requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings (loss) per share ("EPS") on the face of the income statement. Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for common stock equivalents.

                                 DuraVest, Inc.
                          (a development stage company)

                          Notes to Financial Statements


     The Company, as of December 31, 2003, has no common stock equivalents. The Company had no common share issuances during 2003 or 2002, so the issued shares at each December 31st is the weighted average shares outstanding for each year.

     COMPREHENSIVE INCOME

     In accordance with SFAS No. 130, "Reporting Comprehensive Income," the Company is required to separately report its comprehensive income (loss). The Company has no items of other comprehensive income or loss, therefore, net loss and comprehensive loss are the same for all periods presented.

     RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the year 2003 presentation.

     NEW ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (the "Interpretation"). The Interpretation requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity. The Interpretation is generally effective for any variable interest entities created after January 31, 2003, with transition rules for those created prior to February 1, 2003. The Interpretation's adoption did not have any impact on the Company's financial position or results of operations.

     In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The standard is effective for contracts entered into or modified after June 30, 2003. The Company's adoption of SFAS No. 149 did not have any impact on its financial position or results of operations.

     In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes how an issuer classifies and measures certain freestanding

                                 DuraVest, Inc.
                          (a development stage company)

                          Notes to Financial Statements


     financial instruments with characteristics of liabilities and equity and requires that such instruments be classified as liabilities. The standard is effective for financial instruments entered into or modified after May 31, 2003. The Company's adoption of SFAS No. 150 did not have any impact on its financial position or results of operations.


2.   CAPITAL STOCK

     The total number of shares of capital stock which the Company has the authority to issue is 100,000,000 shares, consisting of 80,000,000 shares of common stock having a par value of $0.0001 per share and 20,000,000 shares of preferred stock having a par value of $0.0001 per share. Each share of common stock entitles the holder to one vote, without any right of cumulative voting. With regard to the preferred stock, the Board of Directors has the authority to classify any unissued shares by setting or changing in any one or more respects the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends, qualifications or terms or conditions of redemption of such shares.


3.   INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2003, the Company had federal net operating losses (NOL) of approximately $468,900. The NOL expires in the years 2018 through 2023. In the event that a change in ownership of the Company of greater than 50 percent occurs/occurred as a result of the Company's issuance of common and preferred stock, the utilization of the NOL carryforward will be subject to limitation under certain provisions of the Internal Revenue Code.

     Realization of any portion of the deferred federal tax asset at December 31, 2003 is not considered more likely than not by management; accordingly, a valuation of allowance has been established for the full amount of such asset.

     The reconciliation of income tax benefit computed at the United States federal tax rate of 34% to income tax benefit is as follows:

                                 DuraVest, Inc.
                          (a development stage company)

                          Notes to Financial Statements


     Nine months ended
     December 31,                                       2003            2002
     -----------------                               ----------      ----------

     Tax benefit at the United States
     statutory rate                                      9,321       $  15,679
     State income tax benefit, net                       1,043             784
     Valuation allowance   adjustment
                                                     $ (10,364)        (16,463)
                                                     ---------       ---------

     Income tax benefit                              $       -       $       -
                                                     ---------       ---------

     Significant components of the Company's deferred tax assets and liabilities are as follows:

      December 31,                                      2003            2002
      ------------                                   ----------      ----------

      Deferred tax assets:
        Net operating loss
         carryforwards                                 176,310         165,946
      Valuation allowance for deferred
         tax assets                                   (176,310)       (165,946)
                                                     ---------       ---------

      Net deferred tax asset                         $       -       $       -
                                                     =========       =========

4.   RELATED PARTY TRANSACTIONS

     Funds Disbursed
     ---------------

     Disbursements totaling $5,971 and $2,130 have been paid to officers, companies owned by shareholders, and other related parties during the periods ended December 31, 2003 and 2002 for administrative fees, consulting services rendered, and reimbursement of expenses paid on behalf of the Company.

     Notes Payable
     -------------

     On December 15, 2002 the Board of Directors authorized the Company to borrow $25,000 from Wellington-Cooke Gallery, Ltd, a related company. The president of the Company is the owner of the lender. The note is unsecured, bears interest at a rate of 10% per annum, with the interest and principal payable on demand. No interest was paid during 2002 or 2003.

     On September 12, 2003 and October 15, 2003, with the Board of Directors' approval, the Company borrowed a total of $10,000 from Wellington-Cooke Gallery, Ltd, a related company. The president of the Company is the owner

                                 DuraVest, Inc.
                          (a development stage company)

                          Notes to Financial Statements


     of the lender. The notes are unsecured, bears interest at a rate of 5% per annum, with the interest and principal payable on demand. No interest was paid during 2002 or 2003.


5.   COMMITMENT AND CONTINGENCIES

     The Company conducts its operations from leased facilities, under operating leases on a month-to-month basis, which can be terminated by either party upon giving notice 60 days in advance. Lease rent expense for the periods ended December 31, 2003 and 2002 amounted to $2,202 and $1,468. At December 31, 2003, future minimum lease payments and rent usage tax were $0.


6.   CONDITIONAL ACQUISITION AGREEMENT

     On April 4, 2002 the Company entered into a conditional stock exchange agreement with Cardio Management Systems, Inc. ("Cardio"), a corporation organized under the Canadian Business Corporation Act (Cardio is a related party to the Company, as the Company's president is the holder of record of all the Cardio shares as nominee for Herne Finance Limited; Herne is controlled by a director of the Company and Herne is a 13.6% shareholder of the Company). Under the agreement, if certain conditions are met, the Company will issue 5,000,000 shares of its common stock in exchange for all of the outstanding stock (1,000,000 shares) of Cardio stock and as a result Cardio will become a wholly owned subsidiary of the Company. The principal assets of Cardio (i) are shares of common stock of Estracure, Inc. ("Estracure"), a corporation organized under the Canadian Business Corporation Act and (ii) an optional right to acquire additional shares of Estracure common stock at a fixed purchase price, at no time to exceed 50% ownership of Estracure outstanding common stock. If the stock exchange is completed the stock of Estracure owned by Cardio could be considered to be "investment securities" as such are defined by the Investment Company Act of 1940 ("40 Act"). The condition precedent to the completion of the stock exchange shall be the receipt by DuraVest, Inc. of either (1) a "no-action" letter from the SEC that the completion of the stock exchange with the resultant ownership by DuraVest, Inc. of Cardio with its investment in Estracure (with Estracure not being a "majority owned subsidiary" of Cardio under the 40 Act) will not cause a violation of the 40 Act; or (2) an opinion of counsel that the completion of the stock exchange with the resultant ownership by DuraVest, Inc. of Cardio with its investment in Estracure (with Estracure not being a "majority owned subsidiary" of Cardio under the 40 Act) will not cause a violation of the 40 Act. DuraVest, Inc.

                                 DuraVest, Inc.
                          (a development stage company)

                          Notes to Financial Statements


     intends to pursue the satisfaction of either or both of these two conditions. However, there is no assurance that it will be able to satisfy either of them.


7.   SUBSEQUENT EVENTS

     Related Party Transactions
     --------------------------

     On January 28, 2004 the Board of Directors authorized the Company to borrow $10,000 from Wellington-Cooke Gallery, Ltd, a related company. The president of the Company is the owner of the lender. The note is unsecured, bears an interest rate of 5% per annum, with the interest and principal payable on demand.

     On March 12, 2004, with the Board of Directors' approval, the Company borrowed a total of $10,000 from Wellington-Cooke Gallery, Ltd, a related company. The president of the Company is the owner of the lender. The notes are unsecured, bears interest at a rate of 5% per annum, with the interest and principal payable on demand.