Form 10QSB
period 2004-03-31
DURAVEST INC
filed 2004-05-12
CIK 1066281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 30549




                                   FORM 10-QSB




(MarkOne)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                   For the quarterly period ended March 31, 2004

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a Court. Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity, as of April 26, 2004 was 36,766,640 shares of common stock.

Transitional Small Business Disclosure Format (Check one):  Yes {X}  No {  }

                                      INDEX

                                                                     Page Number
                                                                     -----------

Part I.  Financial Information

         Item 1.  Financial Statements

                  Balance Sheet as of March 31, 2004                      3

                  Statements of Operations for Three Months
                  Ended March 31, 2004 and March 31, 2003,
                  and from August 5, 1980 (inception)
                  to March 31, 2004                                       4

                  Statements of Cash Flows for Three Months
                  Ended March 31, 2004 and March 31, 2003
                  and from August 5, 1908 (inception) to
                  March 31, 2004                                          5

                  Notes to Financial Statements                           6

         Item 2.  Plan of Operation                                      11

Part II. Other Information

         Item 1.  Legal Proceedings                                      17

         Item 2.  Changes in Securities                                  17

         Item 3.  Defaults in Senior Securities                          17

         Item 4.  Submission of Matters to a Vote of
                  Securities Holders                                     17

         Item 5.  Other Information                                      17

         Item 6.  Exhibits and Reports on Form 8-K                       17

Signatures                                                               18

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                                 DuraVest, Inc.
                          (a development stage company)
                                  Balance Sheet
                                 March 31, 2004
Assets
   Cash                                                               $   3,231
                                                                      ---------
                                                                      $   3,231
                                                                      =========
Liabilities and Stockholders' Deficit

Liabilities:
   Accounts payable                                                   $  12,400
   Accrued interest - related party                                       3,621
   Notes payable - related party                                         55,000
                                                                      ---------
Total liabilities                                                        71,021

Commitments and Contingencies

Stockholders' Deficit

Preferred stock, $0.0001 par value, 20,000,000
 shares authorized, 0 shares issued and outstanding                          --
Common stock, $0.0001 par value;  80,000,000 shares
 authorized; 36,766,640 shares issued and
 outstanding                                                              3,680
Additional paid-in capital                                              448,820
Deficit accumulated during the development stage                       (520,290)
                                                                      ---------
Stockholders' deficit, net                                              (67,790)
                                                                      ---------
                                                                      $   3,231
                                                                      =========


                        See notes to financial statements

                                                 DuraVest, Inc.
                                         (a development stage company)

                                           Statements of Operations

                                                                   For the             For the              From
                                                                 Three months        three months        Aug. 5, 1980
                                                                    ended               ended            (inception)
                                                                   Mar. 31,            Mar. 31,           to Mar. 31,
                                                                     2004               2003                 2004
                                                                 ------------       -------------        ------------
Development stage expenses:
     Selling, general and administrative                         $     27,191         $     11,384       $    535,632
                                                                 ------------         ------------       ------------

Total development stage expenses                                       27,191               11,384            535,632
                                                                 ------------         ------------       ------------

Loss from operations                                                  (27,191)             (11,384)          (535,632)

Other Income and (Expenses)
     Recovery of bad debts                                                 --               20,000             20,000
     Interest expense                                                    (857)                (625)            (3,620)
     Other gain (loss)                                                      8                   16             (1,038)
                                                                 ------------         ------------       ------------

Net income (loss)                                                $    (28,040)        $      8,007       $   (520,290)
                                                                 ============         ============       ============

Net income (loss) per common share, basic and diluted            $        .00         $        .00
                                                                 ============         ============

Weighted average number of common shares outstanding               36,766,640           36,766,640
                                                                 ============         ============

                        See notes to financial statements


                                 DuraVest, Inc.
                          (a development stage company)

                            Statements of Cash Flows

                                                                   For the             For the              From
                                                                 Three months        three months        Aug. 5, 1980
                                                                    ended               ended            (inception)
                                                                   Mar. 31,            Mar. 31,           to Mar. 31,
                                                                     2004               2003                 2004
                                                                 ------------       -------------        ------------
Operating activities:
   Net income (loss)                                             $ (28,040)          $   8,007           $(520,290)

   Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
   Change in assets and liabilities:
         Accrued interest                                              858                 625               3,621
         Accounts payable                                            9,212              (3,221)             12,400
                                                                 ---------           ---------           ---------

Net cash provided by (used in) operating activities                (17,970)              5,411            (504,269)
                                                                 ---------           ---------           ---------

Financing activities:
   Proceeds from issuance of debt  to related company               20,000                                  55,000
   Proceeds from loans from shareholder                                                                      2,100
   Repayment of debt  to shareholder                                                                        (2,100)
   Proceeds from issuance of common stock                                                                  452,500
                                                                 ---------           ---------           ---------

Net cash provided by financing activities                           20,000                  --             507,500
                                                                 ---------           ---------           ---------

Net increase in cash and cash equivalents                            2,030               5,411               3,231

Cash and equivalents, beginning of period                            1,201              16,016                   0
                                                                 ---------           ---------           ---------

Cash and equivalents, end of period                              $   3,231           $  21,427           $   3,231
                                                                 =========           =========           =========

Supplemental disclosure is as follows:
--------------------------------------

Cash paid for interest                                           $      --           $      --           $      --
Cash paid for taxes                                              $      --           $      --           $      --
                                                                 =========           =========           =========


                        See notes to financial statements

                                 DuraVest, Inc.
                          (a development stage company)

                          Notes to Financial Statements


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements of Duravest, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed financial statements. There are no additional material subsequent events or material contingencies that require disclosure. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed financial statements should be read in conjunction with Plan of Operation contained in this report and with the financial statements and accompanying notes included in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

     NATURE OF OPERATIONS

     The Company was incorporated on August 5, 1980 under the laws of the State of Florida. The Company has been operating as a development stage enterprise since its inception and is devoting substantially all its efforts to the ongoing development of the Company.

     GOING CONCERN

     The accompanying financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of its liabilities in the normal course of operations. Since inception the Company has incurred losses of approximately $520,290 and has never generated revenues from operations, and has been dependent on investor capital and related party loans to sustain its activities. These issues all raise substantial doubt about the Company's ability to continue as a going concern.

                                 DuraVest, Inc.
                          (a development stage company)

                          Notes to Financial Statements


     The Company's continued existence is dependent upon its ability to meet its cash needs for its activities, principally by obtaining additional debt financing and equity capital. The Company presently has no source of additional capital. There are no assurances that the Company will be able to continue as a going concern.

     The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

     INCOME TAXES

     The Company accounts for income taxes pursuant to the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which requires, among other things, a liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. All deferred tax assets created by the Company's net operating losses have been offset in their entirety by a deferred tax asset valuation allowance.

     FOREIGN CURRENCY TRANSLATION

     During 1999 the Company opened a bank account denominated in a foreign currency which is used to pay for some operational expenses. The bank account is translated using rates of exchange at March 31, 2004 and 2003; expenses are translated at weighted average exchange rates in effect during the period. The cumulative effect resulting from such translation is recorded as remeasurement gain or loss in the financial statements.

     EARNINGS PER SHARE

     The Company follows the provisions of SFAS No. 128, "Earnings per Share," which requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings (loss) per share ("EPS") on the face of the income statement. Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for common stock equivalents. The Company, as of March 31, 2004, has no common stock equivalents. The Company had no common share issuances during 2004 or 2003, so the issued shares at each March 31st is the weighted average shares outstanding.

                                 DuraVest, Inc.
                          (a development stage company)

                          Notes to Financial Statements


     RECLASSIFICATIONS

     Certain prior period amounts have been reclassified to conform to the current period presentation.


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


3.   RELATED PARTY TRANSACTIONS

     Funds Disbursed
     ---------------

     Disbursements totaling $413 and $1,312 have been paid to officers, companies owned by shareholders, and other related parties during the periods ended March 31, 2004 and 2003 for items such as administrative fees, consulting services rendered, and reimbursement of expenses paid on behalf of the Company.

     Notes Payable
     -------------

     On December 15, 2002 the Board of Directors authorized the Company to borrow $25,000 from Wellington-Cooke Gallery, Ltd, (`WCG') a related company. The president of the Company is the owner of WCG. The note is unsecured, bears interest at a rate of 10% per annum, with the interest and principal payable on demand. No interest has been paid on this note since its issuance.

     On September 12, 2003 and October 15, 2003, with the Board of Directors' approval, the Company borrowed a total of $10,000 from WCG. The notes are unsecured, bears interest at a rate of 5% per annum, with the interest and principal payable on demand. No interest has been paid on these notes since their issuance.

     On January 28, 2004 the Board of Directors authorized the Company to borrow $10,000 from WCG. The note is unsecured, bears an interest rate of 5% per

                                 DuraVest, Inc.
                          (a development stage company)

                          Notes to Financial Statements


     annum, with the interest and principal payable on demand. No interest has been paid on this note since its issuance.

     On March 12, 2004, with the Board of Directors' approval, the Company borrowed a total of $10,000 from WCG. The note is unsecured, bears interest at a rate of 5% per annum, with the interest and principal payable on demand. No interest has been paid on this note since its issuance.


4.   COMMITMENT AND CONTINGENCIES

     The Company conducts its operations from leased facilities, under operating leases on a month-to-month basis, which can be terminated by either party upon giving notice 60 days in advance. Lease rent expense for the periods ended March 31, 2004 and 2003 amounted to $823 and $518. At March 31, 2004, future minimum lease payments and rent usage tax were $0.


5.   CONDITIONAL ACQUISITION AGREEMENT

     On April 4, 2002 the Company entered into a conditional stock exchange agreement with Cardio Management Systems, Inc. ("Cardio"), a corporation organized under the Canadian Business Corporation Act (Cardio is a related party to the Company, as the Company's president is the holder of record of all the Cardio shares as nominee for Herne Finance Limited; Herne is controlled by a director of the Company and Herne is a 13.6% shareholder of the Company). Under the agreement, if certain conditions are met, the Company will issue 5,000,000 shares of its common stock in exchange for all of the outstanding stock (1,000,000 shares) of Cardio stock and as a result Cardio will become a wholly owned subsidiary of the Company. The principal assets of Cardio are (i) shares of common stock of Estracure, Inc. ("Estracure"), a corporation organized under the Canadian Business Corporation Act and (ii) an optional right to acquire additional shares of Estracure common stock at a fixed purchase price, at no time to exceed 50% ownership of Estracure outstanding common stock. If the stock exchange is completed the stock of Estracure owned by Cardio could be considered to be "investment securities" as such are defined by the Investment Company Act of 1940 ("40 Act"). The condition precedent to the completion of the stock exchange shall be the receipt by DuraVest, Inc. of either (1) a "no-action" letter from the SEC that the completion of the stock exchange with the

                                 DuraVest, Inc.
                          (a development stage company)

                          Notes to Financial Statements


     resultant ownership by DuraVest, Inc. of Cardio with its investment in Estracure (with Estracure not being a "majority owned subsidiary" of Cardio under the 40 Act) will not cause a violation of the 40 Act; or (2) an opinion of counsel that the completion of the stock exchange with the resultant ownership by DuraVest, Inc. of Cardio with its investment in Estracure (with Estracure not being a "majority owned subsidiary" of Cardio under the 40 Act) will not cause a violation of the 40 Act. DuraVest, Inc. intends to pursue the satisfaction of either or both of these two conditions. However, there is no assurance that it will be able to satisfy either of them.

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

     The Issuer spent approximately $315,000 on the Chinese project prior to its termination. Included in these costs were $100,000 deposited on the purchase of equipment which purchase was not completed. The Issuer and the equipment manufacturer agreed on April 14, 2000 that the deposit would be refunded to the Issuer in five equal monthly installments. The Issuer received two payments of $20,000 on the settlement agreement before the manufacturer defaulted. The Issuer pursued collection proceedings on the balance of $60,000 and settled for a payment of $20,000 in March 2003

     In November of 1999, Hatchment Holdings, Inc., a company wholly owned by Bradley R. Wilson, then an officer and director of the Issuer, purchased 10,000,000 shares of the Issuer's then Common Stock for cash at $.0052 per share for a total of $52,000 (adjusted for November 2001 Forward Split).

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

     Estracure is now proceeding with human clinical trials of Estradiol. Estracure Inc. under approval received from Canadian health authorities' authorization to initiate a Phase II clinical trial of 17-8-Estradiol in the prevention of restenosis in patients following percutaneous transluminal coronary angioplasty (PTCA) and stent implantation.

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

          Not Applicable


Item 3.   Defaults in Senior Securities

          Not Applicable


Item 4.   Submission of Matters to a Vote of Securities Holders

          Not Applicable


Item 5.   Other Information

          Not Applicable


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibit 31       Certificate Pursuant to Section 302 of the
                                Sababes-Oakley Act

               Exhibit 32 Certificate Pursuant to Section 906 of the Sababes-Oakley Act

          (b)  Form 8-K

               A Report on Form 8-K for the month of March 2004 was filed on March 19, 2004 and an Amendment thereto was filed on April 27, 2004

                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DURAVEST, INC.

Dated:  May 10, 2004                  By:  /s/ Patti Cooke
                                          --------------------------------------
                                          Patti Cooke, President, Principal
                                          Executive, Financial and Accounting
                                          Officer