Form 10QSB
period 2004-06-30
DURAVEST INC
filed 2004-08-13
CIK 1066281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 30549




                                   FORM 10-QSB




(MarkOne)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                   For the quarterly period ended June 30, 2004

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

The number of shares outstanding of each of the issuer's classes of common equity, as of July 30, 2004 was 36,766,640 shares of common stock.

Transitional Small Business Disclosure Format (Check one):  Yes {X}  No {  }

                                      INDEX

                                                                     Page Number
                                                                     -----------

Part I.  Financial Information

     Item 1.  Financial Statements

              Balance Sheet as of June 30, 2004                             3

              Statements of Operations for the Three Months Ended
              June 30, 2004 and June 30, 2003, for the Six Months
              Ended June 30, 2004 and June 30, 2003, and from
              August 5, 1980 (inception) to June 30, 2004                   4

              Statements of Cash Flows for Six Months Ended
              June 30, 2004 and June 30, 2003 and from
              August 5, 1980 (inception) to June 30, 2004                   5

              Notes to Financial Statements                                 6


     Item 2.  Plan of Operation                                            11


Part II. Other Information

     Item 1.  Legal Proceedings                                            16

     Item 2.  Changes in Securities                                        16

     Item 3.  Defaults in Senior Securities                                16

     Item 4.  Submission of Matters to a Vote of Securities Holders        16

     Item 5.  Other Information                                            16

     Item 6.  Exhibits and Reports on Form 8-K                             16

Signatures                                                                 17

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
-----------------------------


                                 DuraVest, Inc.
                          (a development stage company)
                                  Balance Sheet
                                  June 30, 2004

Assets
   Cash                                                               $  63,903
   Receivable - related  party                                            8,219
                                                                      ---------

                                                                      $  72,122
                                                                      =========

Liabilities and Stockholders' Deficit

Liabilities:
   Accounts payable                                                   $       -
   Accrued interest - related parties                                     3,566
   Notes payable - related parties                                      155,000
                                                                      ---------
Total liabilities                                                       158,566

Commitments and Contingencies

Stockholders' Deficit

Preferred stock, $0.0001 par value, 20,000,000 shares
  authorized, 0 shares issued and outstanding                                 -
Common stock, $0.0001 par value;  80,000,000 shares
  authorized; 36,766,640 shares issued and
  outstanding                                                             3,680
Additional paid-in capital                                              448,820
Deficit accumulated during the development stage                       (538,944)
                                                                      ---------

Stockholders' deficit, net                                              (86,444)
                                                                      ---------

                                                                      $  72,122
                                                                      =========


                        See notes to financial statements


                                                           DuraVest, Inc.
                                                   (a development stage company)

                                                     Statements of Operations
                                                                                                                           From
                                                 For the three     For the three     For the six      For the six       Aug. 5, 1980
                                                 months ended      months ended      months ended     months ended       (inception)
                                                   June 30,          June 30,          June 30,         June 30,         to June 30,
                                                     2004              2003              2004             2003              2004
                                                 -------------     -------------     ------------     ------------     -------------
Development stage expenses:
     Selling, general and administrative         $    16,986       $    20,380       $    44,148      $     31,764     $    552,589
                                                 -----------       -----------       -----------      ------------     ------------

Total development stage expenses                      16,986            20,380            44,148           31,764           552,589
                                                 -----------       -----------       -----------      -----------      ------------

Loss from operations                                 (16,986)          (20,380)          (44,148)         (31,764)         (552,589)

Other Income and (Expenses)
     Recovery of bad debts                                                                                 20,000            20,000
     Interest expense                                 (1,552)             (625)           (2,409)          (1,250)           (5,172)
     Other gain (loss)                                  (145)               74              (137)              89            (1,183)
                                                 -----------       -----------       ------------     -----------      ------------

Net loss                                         $   (18,683)      $   (20,931)      $   (46,694)     $   (12,925)     $   (538,944)
                                                 ===========       ===========       ============     ===========      ============

Net loss per common share
 (basic and diluted)                             $     (0.00)      $     (0.00)      $     (0.00)     $     (0.00)
                                                 ===========       ===========       ============     ===========

Weighted average number of common
 shares outstanding                               36,766,640        36,766,640        36,766,640       36,766,640
                                                 ===========       ============      ===========      ===========


                                               See notes to financial statements


                                                          DuraVest, Inc.
                                                   (a development stage company)

                                                     Statements of Cash Flows

                                                                                                                 From
                                                                                                             Aug. 5, 1980
                                                                     For the six          For the six        (inception)
                                                                     months ended         months ended        to June 30,
                                                                    June 30, 2004        June 30, 2003          2004
                                                                    -------------        -------------        ------------
Operating activities:
   Net loss                                                           $ (46,694)          $ (12,925)          $(538,944)

   Adjustments to reconcile net loss to net
     cash used in operating activities:
   Change in assets and liabilities:
         Receivable related party                                        (8,219)                                 (8,219)
         Accrued interest                                                   803                1,250              3,566
         Accounts payable                                                (3,188)              (3,221)                 -
                                                                      ---------           ----------          ---------

Net cash used in operating activities                                   (57,298)             (14,896)          (543,597)
                                                                      ---------           ----------          ---------

Financing activities:
   Proceeds from issuance of debt  to related parties                   135,000                                 170,000
   Repayment of debt  to related parties                                (15,000)                                (15,000)
   Proceeds from loans from shareholder                                                                           2,100
   Repayment of debt  to shareholder                                                                             (2,100)
   Proceeds from issuance of common stock                                                                       452,500
                                                                      ---------           ----------          ---------

Net cash provided by financing activities                               120,000                    -            607,500
                                                                      ---------           ----------          ---------

Net increase (decrease) in cash and cash equivalents                     62,702              (14,896)            63,903

Cash and equivalents, beginning of period                                 1,201               16,016                  0
                                                                      ---------           ----------          ---------

Cash and equivalents, end of period                                   $  63,903           $    1,120          $  63,903
                                                                      =========           ==========          =========

Supplemental disclosure is as follows:

Cash paid for interest                                                $   1,606           $        -          $   1,606
Cash paid for taxes                                                   $       -           $        -          $       -
                                                                      ---------           ----------          ---------


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


     GOING CONCERN

     The accompanying financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of its liabilities in the normal course of operations. Since inception the Company has incurred losses of approximately $538,944 and has never generated revenues from operations, and has been dependent on investor capital and related party loans to sustain its activities. These issues all raise substantial doubt about the Company's ability to continue as a going concern.

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


     FOREIGN CURRENCY TRANSLATION

     During 1999 the Company opened a bank account denominated in a foreign currency which is used to pay for some operational expenses. The bank account is translated using rates of exchange at June 30, 2004 and 2003; expenses are translated at average exchange rates in effect during the period. The cumulative effect resulting from such translation is recorded as remeasurement gain or loss in the financial statements.


     EARNINGS PER SHARE

     The Company follows the provisions of SFAS No. 128, "Earnings per Share," which requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings (loss) per share ("EPS") on the face of the income statement. Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for common stock equivalents. The Company, as of June 30, 2004, has no common stock equivalents. The Company had no common share issuances during 2004 or 2003, so the issued shares at each June 30th is the weighted average shares outstanding.

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


3.   RELATED PARTY TRANSACTIONS

     Funds Disbursed
     ---------------

     Disbursements totaling $3,658 and $3,570 have been paid to officers, companies owned by shareholders, and other related parties during the periods ended June 30, 2004 and 2003 for items such as administrative fees, consulting services rendered, and reimbursement of rent and expenses paid on behalf of the Company.

     Receivable - Cardio
     -------------------

     A receivable in the amount of $8,219 was recorded for expenses paid by the Company during June 2004 on behalf of Cardio Management Systems, Inc., a related entity. (See Note 5 Conditional Acquisition Agreement).

     Notes Payable - WCG
     -------------------

     On December 15, 2002 the Board of Directors authorized the Company to borrow $25,000 from Wellington-Cooke Gallery, Ltd, (`WCG') a related company. The president of the Company is the owner of WCG. The note is unsecured, bears interest at a rate of 10% per annum, with the interest and principal payable on demand. Interest of $1,549 was paid on this note during June 2004.

                                 DuraVest, Inc.
                          (a development stage company)

                          Notes to Financial Statements


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

     On May 18, 2004, with the Board of Directors' approval, the Company borrowed a total of $15,000 from WCG. The note is unsecured, with interest at a rate of 5% per annum. On June 15, 2004 the Company repaid this note.

     During June, 2004 the Company paid a total of $1,606 of accrued interest to WCG. At June 30, 2004 $3,071 of accrued interest was still due WCG.

     Note Payable Fulton Partners
     ----------------------------

     On June 1, 2004, with the Board of Directors' approval, the Company borrowed $100,000 from Fulton Partners Limited (Fulton), a related entity by virtue the majority owner of Fulton being an affiliate of a director and a shareholder of the Company. The note is unsecured, bears interest at a rate of 6% per annum, with the interest and principal payable on demand. No interest has been paid on this loan and $495 is accrued at June 30, 2004.


4.   COMMITMENT AND CONTINGENCIES

     The Company conducts its operations from leased facilities, under operating leases on a month-to-month basis, which can be terminated by either party upon giving notice 60 days in advance. Lease rent expense for the periods ended June 30, 2004 and 2003 amounted to $1,984 and $882. At June 30, 2004, future minimum lease payments and rent usage tax were $0.

                                 DuraVest, Inc.
                          (a development stage company)

                          Notes to Financial Statements


5.   CONDITIONAL ACQUISITION AGREEMENT

     On April 4, 2002 the Company entered into a conditional stock exchange agreement with Cardio Management Systems, Inc. ("Cardio"), a corporation organized under the Canadian Business Corporation Act (Cardio is a related party to the Company, as the Company's president is the holder of record of all the Cardio shares as nominee for Herne Finance Limited; Herne is controlled by a director of the Company and Herne is a 13.6% shareholder of the Company). Under the agreement, if certain conditions are met, the Company will issue 5,000,000 shares of its common stock in exchange for all of the outstanding stock (1,000,000 shares) of Cardio stock and as a result Cardio will become a wholly owned subsidiary of the Company. The Company and Cardio have amended the Exchange Agreement to provide that if Cardio makes a specified Additional Investment in Estracure before the Company acquires Cardio under the Exchange Agreement Cardio's stockholder would receive the 5,000,000 shares of the Company's common stock plus one additional share for each $1.50 (Canadian Funds) spent in the specified Additional Investment. The principal assets of Cardio are (i) shares of common stock of Estracure, Inc. ("Estracure"), a corporation organized under the Canadian Business Corporation Act and (ii) an optional right to acquire additional shares of Estracure common stock at a fixed purchase price, at no time to exceed 50% ownership of Estracure outstanding common stock.

     If the stock exchange is completed the stock of Estracure owned by Cardio could be considered to be "investment securities" as such are defined by the Investment Company Act of 1940 ("40 Act"). The condition precedent to the completion of the stock exchange shall be the receipt by the Company of either (1) a "no-action" letter from the SEC that the completion of the stock exchange with the resultant ownership by the Company of Cardio with its investment in Estracure (with Estracure not being a "majority owned subsidiary" of Cardio under the 40 Act) will not cause a violation of the 40 Act; or (2) an opinion of counsel that the completion of the stock exchange with the resultant ownership by the Compnay of Cardio with its investment in Estracure (with Estracure not being a "majority owned subsidiary" of Cardio under the 40 Act) will not cause a violation of the 40 Act. The Company intends to pursue the satisfaction of either or both of these two conditions. However, there is no assurance that it will be able to satisfy either of them.

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

     The Issuer's present business plan is to continue the registration of its Common Stock under Section 12(g) of the Securities Exchange Act of 1934 ("Exchange Act") and to complete the Cardio acquisition, as defined below, and/or find another new business opportunity. The Issuer will seek and attempt to enter into a business combination or acquisition of assets by which it will become engaged in an active business venture. It is likely that if such a transaction is made it may involve control of the Issuer being acquired by the other party to the transaction.

     On April 4, 2002 the Issuer entered into a Conditional Stock Exchange Agreement ("Exchange Agreement") with Cardio Management Systems, Inc., a corporation organized under the Canada Business Corporation Act ("Cardio"), and Ms. Patti Cooke, the sole record stockholder of Cardio. (Ms. Cooke holds the Cardio shares as a nominee for Herne Finance Limited, a private company owned by Brian M. Copsey, a director of the Issuer, Hatchment Holdings, Inc., a company owned by a former officer and director of which Ms. Cooke is the sole officer and director and/or any third party which furnishes funds to Cardio to make an additional investment in Estracure, Inc., a Canadian corporation ("Estracure"). She is also the President and a director of the Issuer.) Under the Exchange Agreement, if specified conditions are met, the Issuer will acquire all of the outstanding stock of Cardio in exchange for 5,000,000 shares of the Issuer's common stock together with the additional shares of the Issuer which would be issued to Cardio if it invests additional money in Estracure as set out below. The Issuer's stock would be issued as "restricted securities" as such are defined under the Securities Act of 1933. They would be issued in reliance upon the exemption from registration under Section 5 of that Act provided in Section 4(2) thereof or Regulation D adopted thereunder.

     Cardio was formed in 2002 to provide funds to and acquire an investment in Estracure. Cardio has acquired 26 of the 100 shares of Estracure presently outstanding for which it paid $2,500,000 Canadian (which equated to $1,590,000 U.S. as of May 8, 2002). Estracure is involved in the research, development and commercialization of the use of "Estradiol" to reduce restenosis after angioplasty (see additional description following). If the undergoing human clinical trails of Estradiol are deemed successful, Cardio has the option to acquire sufficient additional shares of Estracure to increase its ownership interest therein in exchange for $7,500,000 Canadian ($5,681,818 U.S. as of March 26, 2004).

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

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
---------------------------

          Not Applicable


Item 2.   Changes in Securities
-------------------------------

          Not Applicable


Item 3.   Defaults in Senior Securities
---------------------------------------

          Not Applicable


Item 4.   Submission of Matters to a Vote of Securities Holders
---------------------------------------------------------------

          Not Applicable


Item 5.   Other Information
---------------------------

     On June 1, 2004, the Issuer received a loan from Fulton Partners Limited, an entity in which Brian M. Copsey has a material interest through a trust which owns approximately 58% of Fulton. For the loan, the Issuer gave Fulton Partners Limited an unsecured demand promissory note bearing interest at the rate of 6% per annum.


Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

          (a)  Exhibit 31       Certificate Pursuant to Section 302 of the
                                Sababes-Oakley Act

               Exhibit 32 Certificate Pursuant to Section 906 of the Sababes-Oakley Act

          (b)  Form 8-K

               No Reports on Form 8-K were filed for the quarter ended June 30, 2004

                                   SIGNATURES
                                   ----------

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DURAVEST, INC.

Dated:  August 10, 2004               By: /s/ Patti Cooke
                                          --------------------------------------
                                          Patti Cooke, President, Principal
                                          Executive, Financial and Accounting
                                          Officer