Form 10QSB
period 2004-09-30
DURAVEST INC
filed 2004-11-01
CIK 1066281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 30549




                                   FORM 10-QSB




(MarkOne)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                               For the quarterly period ended September 30, 2004

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

The number of shares outstanding of each of the issuer's classes of common equity, as of October 18, 2004 was 36,766,640 shares of common stock.

Transitional Small Business Disclosure Format (Check one):  Yes {X}  No {  }

                                      INDEX

                                                                     Page Number
                                                                     -----------

Part I.  Financial Information


     Item 1.  Financial Statements

              Balance Sheet as of September 30, 2004                       3

              Statements of Operations for the Three Months                4
              Ended September 30, 2004 and September 30, 2003,
              for the Nine Months Ended September 30, 2004
              And September 30, 2003, and from August 5,
              1980 (inception) to September 30, 2004                       5

              Statements of Cash Flows for Nine Months Ended
              September 30, 2004 and September 30, 2003 and
              from August 5, 1908 (inception) to September 30, 2004        6

              Notes to Financial Statements                                7

     Item 2.  Plan of Operation                                           11


Part II. Other Information

         Item 1.  Legal Proceedings                                       16

         Item 2.  Changes in Securities                                   16

         Item 3.  Defaults in Senior Securities                           16

         Item 4.  Submission of Matters to a Vote of
                  Securities Holders                                      16

         Item 5.  Other Information                                       16

         Item 6.  Exhibits and Reports on Form 8-K                        16

                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements


                                 DuraVest, Inc.
                          (a development stage company)
                                  Balance Sheet
                               September 30, 2004


Assets
   Cash                                                               $  53,770
   Receivable - related  party                                            9,080
                                                                      ---------

                                                                      $  62,850
                                                                      =========

Liabilities and Stockholders' Deficit

Liabilities:
   Accounts payable                                                   $  33,971
   Accrued interest - related parties                                     6,066
   Notes payable - related parties                                      155,000
                                                                      ---------
Total liabilities                                                       195,037

Commitments and Contingencies

Stockholders' Deficit

Preferred stock, $0.0001 par value, 20,000,000 shares
  authorized, 0 shares issued and outstanding                                --
Common stock, $0.0001 par value; 80,000,000 shares
  authorized; 36,766,640 shares issued and                                3,680
outstanding
Additional paid-in capital                                              448,820
Deficit accumulated during the development stage                       (584,687)
                                                                      ---------

Stockholders' deficit, net                                             (132,187)
                                                                      ---------

                                                                      $  62,850
                                                                      =========


                         See notes to financial statements



                                                            DuraVest, Inc.
                                                     (a development stage company)

                                                        Statements of Operations


                                                                                                                          From
                                                  For the three    For the three    For the nine     For the nine     Aug. 5, 1980
                                                  months ended     months ended     months ended     months ended    (inception) TO
                                                  September 30,    September 30,    September 30,    September 30,    September 30,
                                                      2004             2003             2004             2003             2004
                                                  -------------    -------------    -------------    -------------    -------------


Development stage expenses:
     Selling, general and administrative            $  43,563        $   3,552        $  87,711         $  35,316       $ 596,152
                                                    ---------        ---------        ---------         ---------       ---------

Total development stage expenses                       43,563            3,552           87,711            35,316         596,152
                                                    ---------        ---------        ---------         ---------       ---------
Loss from operations                                  (43,563)          (3,552)         (87,711)          (35,316)       (596,152)

Other Income and (Expenses)
     Recovery of bad debts                             20,000           20,000
     Interest expense                                  (2,500)            (812)          (4,909)           (2,063)         (7,672)
     Other gain (loss)                                    321              (59)             183                30            (862)
                                                    ---------        ---------        ---------         ---------       ---------

Net loss                                            $ (45,743)       $  (4,424)       $ (92,437)        $ (17,348)      $(584,686)
                                                    =========        =========        =========         =========       =========

Net loss per common share (basic and diluted)       $   (0.00)       $   (0.00)       $   (0.00)        $   (0.00)
                                                    =========        =========        =========         =========

Weighted average number of common shares
 outstanding                                       36,766,640       36,766,640       36,766,640        36,766,640
                                                   ==========       ==========       ==========        ==========


                                                See notes to financial statements


                                                            DuraVest, Inc.
                                                     (a development stage company)

                                                       Statements of Cash Flows

                                                                                                                From
                                                                    For the nine         For the nine       Aug. 5, 1980
                                                                    months ended         months ended     (inception) to
                                                                    September 30,        September 30,     September 30,
                                                                         2004                 2003              2004
                                                                    -------------        -------------     --------------
Operating activities:
   Net loss                                                         $   (92,437)          $  (17,348)        $ (584,686)

   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Change in assets and liabilities:
         Receivable related party                                        (9,080)                   -             (9,080)
         Accrued interest                                                 3,303                2,063              6,066
         Accounts payable                                                30,783               (3,221)            33,970
                                                                    -----------           ----------         ----------

Net cash used in operating activities                                   (67,431)             (18,506)          (553,730)
                                                                    -----------           ----------         ----------

Financing activities:
   Proceeds from issuance of debt to related parties                    135,000                5,000            170,000
   Repayment of debt  to related parties                                (15,000)                                (15,000)
   Proceeds from loans from shareholder                                                                           2,100
   Repayment of debt  to shareholder                                                                             (2,100)
   Proceeds from issuance of common stock                                                                       452,500
                                                                    -----------           ----------         ----------

Net cash provided by financing activities                               120,000                5,000            607,500
                                                                    -----------           ----------         ----------

Net increase (decrease) in cash and cash equivalents                     52,569              (13,506)            53,770

Cash and equivalents, beginning of period                                 1,201               16,016                  0
                                                                    -----------           ----------         ----------

Cash and equivalents, end of period                                 $    53,770           $    2,510         $   53,770
                                                                    ===========           ==========         ==========


Supplemental disclosure is as follows:

Cash paid for interest                                              $     1,606           $        -         $    1,606
Cash paid for taxes                                                 $         -           $        -         $        -


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

     GOING CONCERN

     The accompanying financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of its liabilities in the normal course of operations. Since inception the Company has incurred losses of approximately $585,000 and has never generated revenues from operations, and has been dependent on investor capital and related party loans to sustain its activities. These issues all raise substantial doubt about the Company's ability to continue as a going concern.

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


     FOREIGN CURRENCY TRANSLATION

     During 1999 the Company opened a bank account denominated in a foreign currency which is used to pay for some operational expenses. The bank account is translated using rates of exchange at September 30, 2004 and 2003; expenses are translated at average exchange rates in effect during the period. The cumulative effect resulting from such translation is recorded as remeasurement gain or loss in the financial statements.


     EARNINGS PER SHARE

     The Company follows the provisions of SFAS No. 128, "Earnings per Share," which requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings (loss) per share ("EPS") on the face of the income statement. Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for common stock equivalents. The Company, as of September 30, 2004, has no common stock equivalents. The Company had no common share issuances during 2004 or 2003, so the issued shares at each September 30th is the weighted average shares outstanding.

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


3.   RELATED PARTY TRANSACTIONS FUNDS DISBURSED

     Disbursements totaling $4,778 and $3,135 have been paid to officers, companies owned by shareholders, and other related parties during the periods ended September 30, 2004 and 2003 for items such as administrative fees, consulting services rendered, and reimbursement of rent and expenses paid on behalf of the Company.

     Receivable - Cardio
     -------------------

     A receivable in the amount of $9,080 was recorded for expenses paid by the Company during the nine months ended September 30, 2004 on behalf of Cardio Management Systems, Inc., a related entity. (See Note 5 Conditional Acquisition Agreement).

     Notes Payable - WCG
     -------------------

     On December 15, 2002 the Board of Directors authorized the Company to borrow $25,000 from Wellington-Cooke Gallery, Ltd, (`WCG') a related company. The president of the Company is the owner of WCG. The note is unsecured, bears interest at a rate of 10% per annum, with the interest and principal payable on demand. Interest of $1,549 was paid on this note during June, 2004.

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

     During June, 2004 the Company paid a total of $1,606 of accrued interest to WCG. At September 30, 2004 $4,072 of accrued interest was still due WCG.

     Note Payable Fulton Partners
     ----------------------------

     On June 1, 2004, with the Board of Directors' approval, the Company borrowed $100,000 from Fulton Partners Limited (Fulton), a related entity by virtue the majority owner of Fulton being an affiliate of a director and a shareholder of the Company. The note is unsecured, bears interest at a rate of 6% per annum, with the interest and principal payable on demand. No interest has been paid on this loan and $1,994 is accrued at September 30, 2004.

4.   COMMITMENT AND CONTINGENCIES

     The Company conducts its operations from leased facilities, under operating leases on a month-to-month basis, which can be terminated by either party upon giving notice 60 days in advance. Lease rent expense for the periods ended September 30, 2004 and 2003 amounted to $3,454 and $1,422. At September 30, 2004, future minimum lease payments and rent usage tax were $0.

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

     The Issuer's present business plan is to continue the registration of its Common Stock under Section 12(g) of the Securities Exchange Act of 1934 ("Exchange Act") and to complete the Cardio acquisition as defined below and/or find another new business opportunity. The Issuer will seek and attempt to enter into a business combination or acquisition of assets by which it will become engaged in an active business venture. It is likely that if such a transaction is made it may involve control of the Issuer being acquired by the other party to the transaction.

     On April 4, 2002 the Issuer entered into a Conditional Stock Exchange Agreement ("Exchange Agreement") with Cardio Management Systems, Inc., a corporation organized under the Canada Business Corporation Act ("Cardio"), and Ms. Patti Cooke, the sole record stockholder of Cardio. (Ms. Cooke holds the Cardio shares as a nominee for Herne Finance Limited, a private company owned by Brian M. Copsey, a director of the Issuer, Hatchment Holdings, Inc., a company owned by a former officer and director of which Ms Cooke is the sole officer and director and/or any third party which furnishes funds to Cardio to make an additional investment in Estracure, Inc., a Canadian corporation ("Estracure") She is also the President and a director of the Issuer.) Under the Exchange Agreement, if specified conditions are met, the Issuer will acquire all of the outstanding stock of Cardio in exchange for 5,000,000 shares of the Issuer's common stock together with the additional shares of the Issuer which would be issued to Cardio if it invests additional money in Estracure as set out below. The Issuer's stock would be issued as "restricted securities" as such are defined under the Securities Act of 1933. They would be issued in reliance upon the exemption from registration under Section 5 of that Act provided in Section 4(2) thereof or Regulation D adopted thereunder.

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

      The contractual arrangements between Cardio and Estracure provide that Cardio may not, at any time, acquire more than 50% of the outstanding common stock of Estracure (which prohibition is designed to protect valuable and favorable Canadian Tax treatment for Estracure and its shareholders). If DuraVest acquires the stock of Cardio it could be considered to be "investment securities" as such are defined under the Investment Company Act of 1940 ("40 Act") and their ownership by Cardio as a wholly owned subsidiary of DuraVest could cause DuraVest to become an unregistered inadvertent investment company under the 40 Act. The parties to the Exchange Agreement have been advised that the circumstances of the Cardio investment in Estracure are such that there is a reasonable possibility that: (i) DuraVest could apply for and obtain a "no-action" letter from the United States Securities and Exchange Commission ("SEC") under which the Cardio acquisition could be completed without causing a violation of the 40 Act by DuraVest; or (ii) if DuraVest would acquire sufficient additional assets so that the Estracure investment would be less than 40% of its total assets less cash items, DuraVest could obtain an opinion of counsel that the completion of the Cardio acquisition would not cause a violation of the 40 Act by DuraVest

     Accordingly, the completion of the acquisition of Cardio by DuraVest is conditioned upon the receipt of DuraVest of either:

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

     Cardio has informed Estracure that Cardio has: (i) acquired a commitment for $7,500,000 (Canadian) to fund its exercise of its option to acquire an additional ownership interest in Estracure provided Cardio acquires a majority voting interest in Estracure; and (ii) is negotiating with Estracure in an effort to achieve that result. There is no assurance that Cardio will be successful in these efforts.

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

          Not Applicable


Item 4.   Submission of Matters to a Vote of Securities Holders
---------------------------------------------------------------

          Not Applicable


Item 5.   Other Information
---------------------------

     On October 4, 2004, Messrs. Brian M. Copsey and David W. Gough resigned from their positions as members of DuraVest's Board of Directors.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibit 31     Certificate Pursuant to Section 302 of the
                         Sabanes-Oxley Act

          Exhibit 32     Certificate Pursuant to Section 906 of the
                         Sabanes-Oxley Act

     (b)  Form 8-K

          No Reports on Form 8-K were filed for the quarter ended
          September 30, 2004

                                   SIGNATURES
                                   ----------

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DURAVEST, INC.

Dated:  October 21, 2004              By: /s/ Patti Cooke
                                          --------------------------------------
                                          Patti Cooke, President, Principal
                                          Executive, Financial and Accounting
                                          Officer