Form 10KSB
period 2004-12-31
DURAVEST INC
filed 2005-03-31
CIK 1066281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
 (Mark One)

/X/ Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004.

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

The aggregate market value of the Issuer's common stock held by non-affiliates as of November 8, 2004 (valued at the average of the high and low bid prices as of that date) was $14,721,652.

The Issuer has never been involved in bankruptcy proceedings.

The number of shares outstanding of the Issuer's common stock as of March 25, 2005 was 46,766,640.

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

                         Transitional Small Business Disclosures
                         Format (Check one):
                         Yes  X  No
                             ---    ---

                                     PART I


     The Issuer, DuraVest, Inc., a Florida corporation ("Issuer" or "DuraVest"), a "transitional Small Business Issuer", is electing to furnish the information required by Items 6-12 of Model B of Form 1-A under Alternative 2 of Form 10-KSB.


Item 1A.  Company Risk Factors.
-------   ---------------------

     The Issuer and its outstanding securities are subject to risks including those set out in this Item 1A.

     WE HAVE NO INCOME PRODUCING OPERATIONS OR ASSETS WHICH CAUSES A CONTINUING DEPLETION OF OUR ASSETS. We have no material income producing operations or assets. Unless we are successful in our efforts to develop the Estracure Project to the point that its products become viable commercial products that will generate revenue, our assets will continue to be depleted.

     THE COST OF MAINTAINING THE REGISTRATION OF OUR COMMON STOCK UNDER SECTION 12(g) OF THE SECURITIES EXCHANGE ACT WILL CONTINUE OUR OVERHEAD AND ASSET DEPLETION The cost of complying with the reporting requirements created by the registration of our Common Stock will materially increase the Issuer's administrative overhead and accelerate the depletion of its assets.

     WE HAVE NO PRESENT DEFINITIVE ARRANGEMENTS TO ACQUIRE ANY ADDITIONAL CAPITAL NEEDED TO CONTINUE OUR EXISTENCE. We have no present definitive arrangement under which we might acquire any additional capital needed to continue its existence. We have historically relied on capital and loans from investors and related entities to meet our obligations. There is no assurance that we will be able to develop any such capital source, or that the related investors and entities that have been funding us will continue to do so.

     ESTRACURE PROJECT MAY NOT RESULT IN ECONOMICALLY VIABLE PRODUCT. Even if Estracure's clinical trials of its products result in beneficial medical results, there is no assurance that they will become viable commercial products that will generate positive revenues.

     OUR AUDITOR HAS EXPRESSED DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN. The Company's auditor for the year ended December 31, 2004 has included an additional paragraph in their report dated March 25, 2005, in which they state that there are conditions present which raise substantial doubt about the Company's ability to continue as a "going concern". The Company's auditor for the prior year ended December 31, 2003 also expressed the same concerns in their report dated March 29, 2004.

Item 1.  Description of the Business
-------  ---------------------------
(Item 6 of Model B of Form 1A)

     DuraVest was organized in 1980 as a Florida corporation named Ronnie Interior Designs, Inc. (which was changed to Ronnie Systems, Inc. on 1997). It was formed to engage in the interior design business. These business operations became dormant in 1995.

     In March of 1998, DuraVest was reorganized. Its Articles of Incorporation were amended to: (i) change its name to Great Wall Food and Beverage Corporation; (ii) change its authorized capital to its present structure; and
(iii) reverse split its then outstanding 100,000 shares of Common Stock into 10,000 shares (one new share for each ten old shares).

     On November 9, 2001 DuraVest amended its Articles of Incorporation to change its name to DuraVest, Inc. and to complete a forward split of its outstanding Common Stock in the basis of ten shares of the new stock for each then outstanding share. This resulted in an increase of its total then outstanding shares of Common Stock to 36,766,640 shares. All future references herein to DuraVest's outstanding Common Stock have been adjusted to reflect the 2001 stock split.

     On January 14, 2005, DuraVest acquired all of the outstanding stock of Cardio Management Systems, Inc., a corporation organized under the Canada Business Corporation Act ("Cardio") in exchange for 10,000,000 newly issued shares of DuraVest's common stock. Cardio's only material asset is a majority of the outstanding stock (742,966 out of 1,482,966 outstanding shares) of Estracure, Inc., a corporation organized under the Canada Business Corporation Act ("Estracure"). Estracure is involved in the research, development and commercialization of the use of "Estradiol" to reduce restenosis after angioplasty ("Estradiol Project") This acquisition was completed under the Conditional Stock Exchange Agreement between DuraVest, Cardio and Cardio's Shareholders dated April 4, 2002 (filed as Exhibit 12(d) to DuraVest's Form 10-QSB for the three-month period ended March 31, 2002) and the Amendment to it dated March 29, 2004 (filed as Exhibit 12(d)(1) to DuraVest's Form 10-KSB for the year ended December 31, 2003). The 10,000,000 shares of DuraVest issued to the Cardio shareholder were issued as "restricted securities" as such are defined under the Securities Act of 1933, as amended ("Securities Act").

     Additional information with respect to the acquisition of Cardio and related contractual arrangements between DuraVest and the shareholders of Estracure other than Cardio and a former Estracure stock option holder under which DuraVest may acquire all of the minority stock interest in Estracure is set forth below.

     Estracure's Estradiol Project has been developed by a team of Canadian medical researchers working under the auspices of the Montreal Heart Institute. They began research in 1997 to determine why arteriosclerosis and other diseases creating indurations of the arteries occurred more frequently in men than women. They focused their efforts on the potential role of naturally occurring hormones unique to women in blocking the onset of arteriosclerosis or other indurations of the arteries. After preliminary trials they focused their efforts on a form of Estradiol (17-beta Estradiol), a female sex hormone of the estrogen family. At this point their goal was to develop a product and treatment which would reduce the recurrence of blockage following an angioplasty procedure, a non-surgical interventional procedure using a tiny balloon to open blocked arterial passages and the use of intravascular stents. The Estracure treatment involves the application or injection of Estradiol during the angioplasty procedure to impede the re-blocking of the arterial passage.

     The results of the research to date have been promising. The initial studies have been followed by work in a clinically relevant animal model, the stent porcine coronary artery model, where there was confirmation that local delivery of 17-beta Estradiol significantly decreases neointimal hyperplasia and significantly enhances re-endothelialization and endothelial function after PTCA

     Under the approval of Canadian Health authorities, Estracure has been proceeding with Phase IIb human clinical trials. The 360 patients multicenter study (10 centers) aimed to determine the effects of local perfusion of

17-8-Estradiol in the restenosis process following PTCA and/or stent implementation. A dose of 17-8-is infused locally by a catheter simultaneously with the PTCA procedure. Patients will be followed for a period of one year with an angiographic control at 6 months to evaluate restenosis. A 60 patients sub-group will be submitted to an angiographic evaluate endothelial function. This study was initiated in the third quarter of 2002 and recruitment was completed by the end of 2004. Trial results are being compiled and analyzed and are expected before the end of 2005. During the course of the trial, no secondary effects were ever observed.

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

     Estracure believes that $7,500,000 CND invested by Cardio in January of 2005 will provide sufficient funds for its pre-clinical and clinical programs (including the development and clinical evaluation of an Estradiol drug eluting stent) for at least the next 18 months. There is no assurance these funds will be sufficient to develop Estradiol as a marketable product.

     In addition, the acquisition by Cardio of Estracure will greatly increase DuraVest's administrative and operating costs. Since DuraVest has no revenue source, it will have to obtain additional working capital to cover these expenses, and if necessary to provide additional funding to Estracure. There are no present definitive arrangements under which DuraVest can obtain additional funding and no assurance it will be able to do so.

     Cardio was formed in 2001 to provide funds to and acquire an investment in Estracure. On May 8, 2002 it acquired 260,000 shares of Estracure (stated after giving effect to a forward stock split of 10,000 to 1 on September 8, 2004) for which it paid $2,500,000 (Canadian Dollars - hereinafter "CND"). On January 14, 2005, Cardio acquired an additional 482,966 shares of Estracure for which it paid $7,500,000 (CND). The 10,000,000 shares of DuraVest issued for all the Cardio stock were issued to Hunter Fund, LTD., a British Virgin Islands' corporation ("Hunter Fund"). Hunter Fund provided the $7,500,000 to Cardio which it used to make its second investment in Estracure. In exchange for its $7,500,000 provided to Cardio, Hunter Fund received 9,000,000 shares of newly issued stock of Cardio and an assignment of the other 1,000,000 outstanding shares of Cardio from Patti Cooke, President and director of DuraVest. Thus, at the time of the DuraVest acquisition of Cardio, Hunter Fund owned all of Cardio's outstanding stock and received all of the 10,000,000 shares issued by DuraVest in exchange for the Cardio stock.

     Prior to November 14, 2004, the contractual arrangement between Cardio and Estracure (which arrangements were made when Cardio made its first investment of $2,500,000 (CND) in Estracure) provided that Cardio had a first option right to provide any additional investments in Estracure, but that Cardio could not, in any event, acquire 50% or more of Estracure's outstanding stock. Hunter Fund was not willing to provide the requisite financing unless Estracure would end up as a majority-owned subsidiary of Cardio. Accordingly, the agreements between Cardio and Estracure were re-negotiated and revised. As a result of these revisions, DuraVest has entered into and has agreed to enter into contractual agreements with the shareholders of Estracure other than Cardio ("Estracure Minority Shareholders") and with an individual who had held an option to purchase stock of Estracure ("Estracure's Option Holder").

     On January 14, 2005, DuraVest entered into an "Option Agreement" with Estracure and the Estracure Minority Shareholders. (A copy of this agreement was filed as Exhibit 12(e) with DuraVest Report on Form 8-K for January 14, 2005.) Under the Option Agreement, the Estracure Minority Shareholders have the collective right and option to exchange all of their Estracure shares with DuraVest for shares of its common stock ("Exchange Option") if the human clinical trials presently being conducted with Estradiol have: (i) had a positive scientific outcome; (ii) provided proof of validation; and (iii) established that the science of Estracure is commercially viable. The Estracure Minority Shareholders may collectively exercise the Exchange Option in accordance with the following:

     o An "Independent Committee" shall be organized to evaluate the Estradiol Project. The Independent Committee shall consist of three members. One member shall be named by each of DuraVest and the Estracure Minority Shareholders as a group. The third member shall be selected by the initial two members.

     o The Estracure Minority Shareholders may, at any time before September 30, 2005, exercise their Exchange Option by giving collective written notice of exercise to DuraVest concurrently with the delivery by Estracure to the Independent Committee of the information necessary to enable it to make its evaluation of the Estradiol Project under the Option Agreement.

     o Within 15 days of the receipt of the information on the Estradiol Project the Independent Committee shall deliver a written report containing its majority or unanimous opinion that either:

          (1)  The human clinical trials presently undertaken by Estracure have:
               (i) had a positive scientific outcome; (ii) provided proof of validation; and (iii) established that the Estracure science involved in the trials is commercially viable; or

          (2)  The human clinical trials presently undertaken by Estracure have:
               (i) not had a positive scientific outcome; (ii) not provided proof of validation; or (iii) not established that the Estracure science involved in the trials is commercial viable.

     o If the Independent Committee's report concludes that the human clinical trials being undertaken by Estracure have: (i) not had a positive scientific outcome; (ii) not provided proof of validation; or
          (iii) not established that the Estracure science involved in the trials is commercial viable, the Exchange Option and the Option Agreement will terminate.

     o If the Independent Committee's report concludes that the human clinical trials being undertaken by Estracure have: (i) had a positive scientific outcome; (ii) provided proof of validation; and (iii) established that the Estracure science involved in the trials is commercially viable, then the Exchange Option shall be deemed to have been effectively exercised by the Estracure Minority Shareholders as of the date the report of the Independent Committee is delivered to them and DuraVest.

     o If the Independent Committee's report is positive and the Exchange Option effectively exercised, the appraised "Fair Market Value" of Estracure shall then be determined as follows:

          (1) The two appraisers shall be selected by a random drawing from the following: Demers Beaulne, KPMG, Ernst & Young, Samson Belair Deloitte & Touche and Pricewaterhouse Coopers;

          (2) During the 30 day period following receipt of the Independent Committee's report each of the two selected appraisers shall prepare a report under the guidelines set out in the Option Agreement containing their opinion of the Fair Market Value of Estracure and deliver it to DuraVest and the Estracure Minority shareholders; and

          (3) For the purpose of the Exchange Option the Fair Market Value of Estracure shall be the average of the Fair Market Values contained in the opinions of the two selected appraisers.

     o The exchange of the Estracure shares held by the Estracure Minority Shareholders for shares of DuraVest's common stock shall be completed by the Closing of the Option Agreement to be held within 30 days of the receipt of the appraisals of the Fair Market Value of Estracure.

     o For purposes of the stock exchange, the "Market Price" of the DuraVest common stock shall mean the 60 day weighted average trading price of the stock on the Over-the-Counter Bulletin Board with the last of the 60 days being the thirtieth day following the date of delivery of the positive report from the Independent Committee.

     o    For purposes of the stock exchange the "DuraVest Market
          Capitalization" shall be the Market Price of the DuraVest common stock multiplied by the number of outstanding shares as of the Closing and adjusted to Canadian dollars

     o For purposes of the stock exchange the "Minority Shareholders Percentage" shall be the percentage of Estracure's outstanding stock as of the Closing calculated on a fully-diluted basis held by the Estracure Minority Shareholders.

     o For purposes of the stock exchange, the "Total Exchange Value" of all the Estracure shares to be exchanged will be the greater of: (i) $31,000,000 CDN; or (ii) the Fair Market Value of Estracure, in either case multiplied by the Minority Shareholders Percentage; but in no event grater than 80% of the DuraVest Market Capitalization.

     o    The stock exchange will be completed at the Closing by:

          (i) the transfer of all of their Estracure shares to DuraVest by the Estracure Minority Shareholders; and

          (ii) the issuance by DuraVest to the Estracure Minority Shareholders of a number of DuraVest's common shares equal to the Total Exchange Value, converted into U.S. Dollars, divided by the Market Price, i.e., if the Market Price of DuraVest's common stock is $1.00 U.S. per share and the Total Exchange Value converted to United States Dollars is $14,000,000 the Estracure Minority Shareholders would receive a total of 14,000,000 shares of Estracure

     o The Option Agreement contains mutual representations and covenants common to such agreements. The foregoing is a summary of the Option Agreement, and does not purport to present all the information set out therein.

     Prior to January 14, 2005, Mr. Jacques-Oliva Belair of Montreal, Quebec held a stock option from Estracure under which he had the option to acquire up to 4% of its participating stock ("Estracure Option"). Since DuraVest was of the opinion that the entire stock ownership of Estracure should be held by DuraVest or Cardio, if the Estracure Minority Shareholder were to exercise their right to exchange their Estracure Stock of DuraVest stock under the Option Agreement, DuraVest and Mr. Belair entered into a "Stock Option Agreement" on January 14, 2005. Under the Stock Option Agreement, Mr. Belair has renounced and terminated the Estracure Option. In exchange for this termination, DuraVest granted to Mr. Belair the right and option to purchase up to 600,000 shares of its common stock at an exercise price of $0.76 (USD) per share ("DuraVest Stock Option") on the following additional terms and conditions:

     o The right to exercise the DuraVest Stock Option will vest on the earlier of: (i) September 30, 2005; or (ii) the date the Estracure Minority Shareholders exercise their option to exchange their Estracure shares into DuraVest shares under the Option Agreement ("Vesting Date").

     o The DuraVest Stock Option may be exercised at any time after the Vesting Date during its term which expires January 13, 2008.

     o It may be exercised in lots of at least 200,000 shares or its then remaining balance of unexercised shares.

     o The exercise price may be paid in: (i) cash; (ii) in whole shares of DuraVest's common stock; (iii) by the withholding of shares of

          DuraVest common stock issuable upon its exercise; or (iv) by any combination of the foregoing agreeable to DuraVest's Board of Directors.

     o The shares issued upon exercise of the DuraVest Stock Option will be issued by DuraVest as "restricted securities" under the Securities Act of 1933 ("Securities Act") and acquired by Mr. Belair for investment.

     o DuraVest has agreed to grant Mr. Belair certain rights to have a Registration Statement filed under the Securities Act for the sale of shares acquired under the DuraVest Stock Option pursuant to a "Registration Rights Agreement" hereinafter discussed.

     o The grant of the DuraVest Stock Option has been approved by the Quebec Securities Commission.

     A copy of the DuraVest Stock Option Agreement was filed as Exhibit 12(f) to DuraVest's Form 8-K Report for January 14, 2005.

     DuraVest has agreed with the Estracure Minority Shareholders that if the Independent Committee issues a positive report on the Estradiol Project, DuraVest will enter into a "Registration Rights Agreement" with them and Mr. Jacques-Oliva Belair within five business days after receipt of the report. The Registration Rights Agreement will apply to all shares of DuraVest's common stock issued to the Estracure Minority Shareholders under the Exchange Offer and to Mr. Belair under the DuraVest Stock Option ("Covered Shares"). The Registration Rights Agreement provides that upon the written request of the holders of at least 25% of the total number of Covered Shares. DuraVest will file a Registration Statement under the Securities Act with respect to Covered Shares which the holders desire to sell. The Registration Rights Agreement also provides that:

     o Its term will last until the holders of the Covered Shares are able to utilize the provisions of Rule 144 (k) for resale of the shares.

     o The holders of the Covered Shares also have certain "piggyback rights" to have shares to be sold by them included in any future Registration Statement filed by DuraVest during its term.

     o If the holders of 15% of the total Covered Shares so request, DuraVest will file a Registration Statement on Form S-3 for the desired sale of Covered Shares, if such Form S-3 is available to DuraVest.

     o The right to demand a Registration Statement for the covered shares will expire, once DuraVest has filed two such Registration Statements.

     o DuraVest will be responsible for the costs and expenses of the filing on any Registration Statements.

     o The parties will indemnify each other for liabilities for certain violations of securities laws in any sales made pursuant to a Registration Statement filed under it.


     DuraVest has agreed with Mr. Jacques-Oliva Belair that, if the Registration Rights Agreement is not entered into with the Estracure Minority Shareholders under the Option Agreement, DuraVest will enter into an agreement with Mr. Belair granting him "piggyback rights" similar to those contained in the Registration Rights Agreement.

     A copy of the form of Registration Rights Agreement was filed herewith as
Exhibit 12(g) to DuraVest's Form 8-K Report for January 14, 2005.

     All of the shareholders of Estracure, including Cardio, have entered into a "Shareholders Agreement", the principal provisions of which are as follows:

     (i) Cardio is entitled to nominate two of the five members of the Board of Directors;

     (ii) The shareholders of Estracure benefit from a preemptive right to subscribe, on a pro rata basis, to any additional shares issued by Estracure;

     (iii) A Shareholder of Estracure may only assign its shares therein in the following circumstances:

          - The assignment is made to an affiliate, subsidiary, or holding company of said shareholder; or

          - Such a shareholder has offered his shares to the other shareholders who are entitled to acquire same on a pro rata basis.

     (iv) In the event that one or more shareholders holding, in the aggregate, more than 45% of the issued and outstanding shares of Estracure which to assign their shares to a third party, the remaining shareholders may require that their shares be purchased on the same terms and conditions. Inversely, under the same circumstances, the shareholders controlling more than 45% of the issued and outstanding shares of Estracure may compel the remaining shareholders to sell to such a third party.

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

     If the Estracure Minority Shareholders exercise their Exchange Offer and DuraVest or Cardio acquire all of their Estracure shares, this Shareholders Agreement will automatically terminate.


Item 2.  Description of Property
------   -----------------------
(Item 7 of Model B of Form 1A)

     The Issuer has no materially important physical properties. Its only material assets are its cash or cash equivalents (which were $33,536 at December 31, 2004) and its stock ownership of Cardio.

     The Issuer's operations are conducted in leased premises located at 37 Prince Arthur Avenue, Suite 300, Toronto, Ontario, Canada M5R 1B2. They are leased on a month-to-month basis at a monthly rate of approximately $535 per month. These facilities are leased from Michael A. Eustace, a director and Secretary of the Issuer.


Item 3.  Directors, Executive Officers and Significant Employees.
------   --------------------------------------------------------
(Item 8 of Model B of Form 1A)

     The following table sets forth information regarding the directors and executive officers of the Company.

                                                                     Beginning
Name                    Age        Position(s)                        of Term
-------                 ---        -----------                       ----------

Patti Cooke             49         President and Director               3/98

Michael A. Eustace      69         Secretary & Director                 2/04


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

     Estracure presently has no paid employees. Its three officers and directors perform services for it on a part-time, as needed, basis. The following is information with respect to them.

     Mr. Jean-Francois Tanguay, M.D., C.P.S.Q., F.R.C.P. (C), is the Founder of the company. Dr. Tanguay received his M.D. from the University of Montreal, School of Medicine, where he completed his internship, internal medicine residency and cardiology fellowship. After an Interventional Fellowship at the Montreal Heart Institute, he trained at Duke University Medical Center in the Interventional Cardiology Program. He is currently Assistant Professor of Medicine in the University of Montreal's School of Medicine and is an invited lecturer at McGill University. He is a member of the Research Ethics Committee and Director of the Experimental Interventional Laboratory in hemodynamics at the Montreal Heart Institute.

     His current research interests focus on restenosis, estrogen and vascular healing, platelet-leukocyte interactions, vulnerable plaque and acute coronary syndrome, local artery therapies and intravascular ultrasound imaging. He is a Fellow of the American Heart Association and also of the Royal College of Physicians and Surgeons of Canada in Internal Medicine and Cardiology. He is certified in Internal Medicine and Cardiology by the American Board of Internal Medicine. He is also President of the Canadian Association of Interventional Cardiology (CAIC).

     He is an external manuscript reviewer for Circulation, The American Journal of Cardiology, the American Heart Journal, Heart, Catheterization and Cardiovascular Intervention as well as for the Canadian Institutes of Health Research (CIHR). He also acts as an editor for Stent, HeartDrug and is part of the editorial Committee for the Indian Drug Journal and Drug Therapy. He is an external grant reviewer for CIHR, l'Institut National de la Recherche Scientifique (INRS) and the Heart and Stroke Foundation of Canada. He also is a member of the CIHR Cardiovascular System B Committee (CSB).

     Dr. Tanguay serves as Estracure's Chief Scientific Officer, dedicating a minimum of 10 hours per week to it and will also serve as Chairman of its Scientific Advisory Board.

     Mr. Jacques Oliva Belair represents Innovacor, the Montreal Heart Institute's ("MHI") organization responsible for the commercialisation of all of its innovations. Mr. Belair has a master degree in school administration and bachelor degree in education (physics and maths) from the University of Sherbrooke. For the last 20 years, Mr. Belair has been involved in technology transfer initially at the University of Sherbrooke and at the MHI since 1999. He is currently a member of the Advisory Board of the National Research Council of Canada.

     Mr Sam Greenberg, is a prominent Montreal business man. He graduated from McGill University in Civil Engineering (1956). In 1959, he began a very successful career in construction. Since that date, Mr. Greenberg has been involved in the construction and transactions of numerous properties in the Province of Quebec (Montreal and Quebec City) and Province of Ontario (Ottawa) as well as in the US (Detroit, Memphis, Miami, states of New York and New Jersey).


Item 4.  Remuneration of Directors and Officers.
-------  ---------------------------------------
(Item 9 of Model B to Form 1A)

     During 2004, the Issuer paid an aggregate of $2,526 in remuneration to Ms. Patti Cooke, President in the form of fees and expenses reimbursement. During 2004, Mr. Michael A. Eustace was paid $2,752 for legal services performed for DuraVest.

     Through 2005 or until the Issuer enters into a business combination, it is anticipated that the President, Patti Cooke will be the only paid employee of the Issuer. It is anticipated that Mr. Eustace may perform legal services for which he will be paid at his usual rates. During 2005 its directors will serve without compensation for their services as such. and will be reimbursed for expenses incurred in the performance of thier duties. It is not now possible to estimate what employees the Issuer may have if it enters into a business combination during the year 2005.

Item 5   Security Ownership of Management and Certain Securityholders.
----------------------------------------------------------------------
(Item 10 to Model B of Form 1A)

     The following table sets forth information as of March 22, 2005 with respect to the ownership of the Issuer's Common Stock by each of its officers and directors, and any shareholder owning more than 10% of the Issuer's Common
Stock:

 Title           Name, Capacity and                   Number of        Percent
of Class          Address of Owner                   Shares Owned      of Class
--------         ------------------                  ------------      --------

Common Stock      Patti Cooke, President,            5,070,000(1)      10.84%(1)
                    Shareholder
                  715 Millwood Road, #301
                  Toronto, Ontario M4G 1V7
                  Canada

Common Stock     Michael R. Eustace,                     -0-               0%
                 Secretary and Director
                 37 Prince Arthur Avenue, Suite 300
                 Toronto, Ontario M5R 1B2
                 Canada

Common Stock     Hunter Fund Ltd.                   15,000,000         32.07%
                 c/o Hunter Fund Advisor, Ltd.
                 9300 Wilshire Boulevard
                 Penthouse Suite
                 Beverly Hills, California 90212

Common Stock     Herne Financial Limited             5,000,000         10.69%
                 Director and Shareholder
                 Boustead plc.
                 1 Garrick House
                 Carrington Street
                 London  W1J 7AF

------------------
(1) Of these shares 70,000 are owned of record and beneficially by Ms. Cooke. The remaining 5,000,000 are held by Hatchment Holdings, Inc., which is a private company owned by a former officer and director. .Ms. Cooke is the sole officer and director of Hatchment Holdings, Inc., and thus has voting power over these 5,000,000 shares.

     There are no shares of the Issuer's Preferred Stock outstanding and there are no outstanding options warrants or other rights to acquire shares of either its Common or Preferred Stock; except for: (i) the conditional right and option of the Minority Shareholders of Estracure to exchange all of their shares of Estracure with DuraVest for shares of its Common Stock in an amount to be determined; and (ii) the stock option held by Mr. Jacques-Oliva Belair to purchase up to 600,000 shares of DuraVest's Common Stock at an exercise price of $0.76 per share. See Item 1. Description of Business.

Item 6.  Interest of Management and Others in Certain Transactions.
------   ----------------------------------------------------------
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

     In March of 2002, Herne Finance Limited, a private company owned by Brian
M. Copsey, loaned Hatchment Holdings, Inc., $2,500,000 Canadian on a demand loan. These funds were invested by Hatchment Holdings, Inc. to purchase all the outstanding stock of Cardio. The Loan was secured by pledge of 5,000,000 shares of the Issuer owned by Hatchment Holdings, Inc. In February of 2003, Herne Finance Limited accepted the 5,000,000 shares of the Issuer in full satisfaction of the loan to Hatchment Holdings, Inc. The outstanding stock of Cardio was issued to Ms. Patti Cooke, President of the Issuer as nominee for the benefit of Hatchment Holdings, Inc, and/or any third party which would in the future furnish funds to Cardio to make the additional investment in Estracure. In February of 2004, Mr. Copsey, the owner of Herne Finance Limited became a director of the Issuer. Mr. Copsey resigned from the Board of Directors on October 4, 2004

     On January 14, 2005, DuraVest issued to Hunter Fund LTD., a British Virgin Islands' corporation ("Hunter Fund") 10,000,000 shares of DuraVest's common stock in exchange for the transfer from Hunter Fund to DuraVest of all the outstanding stock of Cardio Management System, Inc., a corporation organized under the Canada Business Corporation Act ("Cardio"). The Hunter Fund had acquired the Cardio stock for $7,500,000 CND invested in Cardio. The Hunter Fund is a private mutual fund organized under the Mutual Fund Act of 1996 of the British Virgin Islands. For additional information on this transaction, see Item 1 Description of Business above. With this acquisition of 10,000,000 shares of DuraVest, Hunter Fund now owns beneficially 15,000,000 or 32.07% of the 46,766,640 shares outstanding.

     For issuance of the 10,000,000 shares of its stock, DuraVest relied upon the exemption from the registration requirements of Section 5 of the Securities Act provided in Section 4(2) thereof. Hunter Fund is an "accredited investor" as such is defined under the Securities Act. It acquired the shares as "restricted securities" as such are defined under the Securities Act. The certificate issued to represent these securities contained an appropriate legend denoting their status as "restricted securities" and the restrictions on their transfer; and a stop transfer notation has been entered on the stock ledger. DuraVest has made available to Hunter Fund the material information as to DuraVest and its securities, including it corporate books and records and all reports filed by it under the Securities Exchange Act of 1934 ("Exchange Act") for the years 2002, 2003, and 2004.

                                     PART II


Item 1.     Market Price of and Dividends on the Registrant's Common Equity
------      ----------------------------------------------------------------
            and Other Related Shareholder Matters.
            --------------------------------------

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

     Quarter Period:                                  High(1)      Low(1)
     --------------                                   -------      ------

     January - March, 2003                             $0.95       $0.34
     April - June, 2003                                 1.08        0.34
     July - September, 2003                             4.05        0.80
     October - December, 2003                           3.18        1.10
     January - March, 2004                              2.90        1.30
     April - June, 2004                                 2.22        1.30
     July - September, 2004                             1.58        0.53
     October - December, 2004                           1.13        0.50

     (1)  Stated in United States Dollars

     On December 3, 2004, DuraVest's Common Stock was listed on the Frankfurt Stock Exchange in Frankfurt, Germany. The lowest trade price for its Common Stock in December of 2004 was EURO $0.74 and the highest price was EURO $0.82.

    The number of record holders of Common Stock of the Issuer at March 23, 2004 was 20. Additional owners of the Common stock hold their shares in street name with a brokerage firm and a depository firm

     The holders of Common Stock are entitled to receive dividends as may be declared by the Board of Directors out of funds legally available; and after payment of adequate provisions for payment of any preferential dividends due on any then outstanding Preferred Stock. The Issuer had never had any material earnings and does not presently have any capability to generate any such earnings. The Issuer has never declared any dividend. It does not anticipate declaring and paying any cash dividend in the foreseeable future.


Item 2.     Description of Exhibits.
-------     ------------------------

     A description of the Exhibits filed with this Annual Report on Form 10-KSB is set forth in Part III Item 1. Index to Exhibits below.


Item 3.  Changes in and Disagreements with Accountants.
------   ----------------------------------------------

      As reported in a Form 8-K filed by DuraVest on February 25, 2005 and amended on March 22, 2005 and on February 23, 2005, DuraVest, Inc. ("DuraVest") engaged the accounting firm of Raymond Cabot Grant Thornton as its principal accountant to audit its financial statements, and those of is subsidiaries. On January 14, 2005, DuraVest acquired all of the outstanding stock of Cardio Management Systems, Inc. ("Cardio"), a Canadian corporation whose principal asset is a majority of the outstanding stock of Estracure, Inc. ("Estracure"), another Canadian corporation (For a discussion of this acquisition, see Item 1. Description of Business above) Estracure is a medical research and development company whose operations are located in Montreal (Quebec) Canada. Since its interest in Estracure now constitutes DuraVest's principal asset and its only non-administrative activities, DuraVest's Board of Directors selected the new auditing firm because it has the facilities and personnel in Montreal required to audit DuraVest's combined Financial Statements.


Item 4.  Submission of Matters to a Vote of Security Holders.
------   ----------------------------------------------------

     No matters were submitted during the calendar quarter ending December 31, 2004 to a vote of securities holders through the solicitation of proxies or otherwise.

Item 5.  Compliance with Section 16(a) of the Exchange Act.
-------  --------------------------------------------------

     To the knowledge of the Issuer, all reports required to be filed by the officers, directors or shareholders of the Issuer under Section 16(a) of the Securities Act of 1934, as amended, during the year ended December 31, 2004 and during the period from December 31, 2004 through the date of the filing of this Form 10-KSB were timely filed.


Item 6.  Reports on Form 8-K.
------   --------------------

     The Issuer was not required to file any reports on Form 8-K for the calendar quarter ended December 31, 2004.

                                    PART III

1.   Index to Exhibits

     Exhibit No.    Description of Exhibits
     -----------    ----------------------------

     2(a)           Issuer's Amended and Restated Articles of Incorporation
                    Exhibit 2(a) to the Issuer's Registration Statement on Form 10-SB is hereby incorporated herein by this reference.

     2(a)(1) Articles of Amendment to Articles of Incorporation to Change Name of Issuer and Forward Split Stock is filed as Exhibit
                    (2)(a)(1) to the Issuers Form 10-KSB for the year ended December 31, 2003 is hereby incorporated herein by this reference.

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


     12(d)(1) Amendment to Conditional Stock Exchange Agreement between Issuer and Cardio Management Systems, Inc. filed as Exhibit 12(d)(1) to the Issuer's Form 10-KSB for the year ended December 31, 2003 is hereby incorporated herein by this reference.

     12(e) Option Agreement dated January 14, 2005 between DuraVest, Estracure, Inc., Innovacor Limited Partnership, Cardio at Work, Inc., and Mr. Sam Greenberg filed as Exhibit 12(e) to the Issuer's Form 8-K Report for January 14, 2005 is hereby incorporated herein by this reference.

     12(f) Stock Option Agreement dated January 14, 2005 between DuraVest and Mr. Jacques-Oliva Belair filed as Exhibit 12(f) to the Issuer's Form 8-K Report for January 14, 2005 is hereby incorporated herein by this reference.

     12(g)          DuraVest Press Release dated January 18, 2005 filed as
                    Exhibit 12(g) to the Issuer's Form 8-K Report for January 14, 2005 is hereby incorporated herein by this reference.

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

                                       DURAVEST, INC.

Dated:  March 31, 2005                 By: /s/ Patti Cooke
                                           ------------------------------------
                                           Patti Cooke, President and Principal
                                           Executive, Financial and Accounting
                                           Officer and a Director

Dated:  March 31, 2005                 By: /s/ Michael A. Eustace
                                           ------------------------------------
                                           Michael A. Eustace, Secretary and a
                                           Director

                                    PART F/S


                                 Duravest, Inc.



                                      Index
                                      -----


                                                                       Page No.
                                                                      ---------
Report of Independent Registered Public
Accounting Firm                                                       F-1

Report of Independent Registered Public
Accounting Firm                                                       F-2

Report of Independent Certified Public
Accounting Firm                                                       F-3

Financial Statements
    Balance Sheets                                                    F-4
    Statements of Operations                                          F-5
    Statements of Stockholders' Equity (Deficit)                      F-6
    Statements of Cash Flows                                          F-7
    Notes to Financial Statements                                     F-8 - F-15

Report of Independent Registered Public Accounting Firm



To the Board of Directors of
DuraVest, Inc.


We have audited the balance sheet of DuraVest, Inc., a development stage enterprise, as at December 31, 2004 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The cumulative statements of operations, stockholders' equity (deficit) and cash flows for the period from August 5, 1980 (inception) to December 31, 2004 include amounts for the period from August 5, 1980 (inception) to December 31, 2002 and from January 1, 2003 to December 31, 2003 which were both audited by other auditors. The other auditors' report on the periods ended December 31, 2002, dated March 15, 2003, has been furnished to us. The other auditors' report on the period ended December 31, 2003, dated March 29, 2004, has also been furnished to us, and our opinion, insofar as it relates to the amounts included for the periods from inception through December 31, 2003, is based solely on the report of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of DuraVest, Inc. as of December 31, 2004, and the results of their operations and their cash flows for the year ended December 31, 2004, and for the cumulative during development stage period from August 5, 1980 (inception) through December 31, 2004, in conformity with U.S. generally accepted accounting principles.

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


/s/ Raymond Chabot Grant Thornton LLP

Chartered Accountants

Montreal, Canada
March 25, 2005

Report of Independent Registered Public Accounting Firm



To the Board of Directors of
DuraVest, Inc.


We have audited the accompanying balance sheet of DuraVest, Inc. (the "Company"), a development stage enterprise, as at December 31, 2003, the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The cumulative statements of operations, stockholders' equity (deficit), and cash flows for the period from August 5, 1980 (inception) to December 31, 2003 include amounts for the period from August 5, 1980 (inception) to December 31, 2002 which were audited by other auditors. The other auditors' report on the periods ended December 31, 2002, dated March 15, 2003, has been furnished to us, and our opinion, insofar as it relates to the amounts included for the periods from inception through December 31, 2002, is based solely on the report of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditor provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditor, the financial statements referred to above present fairly, in all material respects, the financial position of DuraVest, Inc. as of December 31, 2003, and the results of their operations and their cash flows for the year ended December 31, 2003, and for the cumulative during development stage period from August 5, 1980 (inception) through December 31, 2003, in conformity with U.S. generally accepted accounting principles.

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

AHEARN, JASCO + COMPANY, P.A.
Certified Public Accountants

Pompano Beach, Florida
March 29, 2004

Report of Independent Certified Public Accountants



To the Board of Directors of
DuraVest, Inc.


We have audited the statements of operations, stockholders' equity (deficit), and cash flows OF DURAVEST, INC. for the period from August 5, 1980 (inception) to December 31, 2002 (not separately presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the operations and the cash flows of Duravest, Inc. for the cumulative during development stage period from August 5, 1980 (inception) through December 31, 2002 (not separately presented herein), in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company has operated at a loss since inception and has an excess of liabilities over assets that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Barry I Hechtman, P.A.

BARRY I. HECHTMAN, P.A.
Certified Public Accountants

Miami, Florida
March 15, 2003



DuraVest, Inc.
(A development stage enterprise)
Balance Sheets
At December 31,


                                                                                                    2004               2003
                                                                                         ----------------   ----------------
                                                                                                       $                  $
ASSETS
Current assets
     Cash and cash equivalents                                                                    33,536              1,201
     Receivable - related party (Note 6)                                                          15,086
                                                                                         ----------------   ----------------
                                                                                                  48,622              1,201
                                                                                         ================   ================

LIABILITIES
Current liabilities
     Accounts payable                                                                             27,387              3,188
     Accrued interest - related party                                                              4,101              2,763
     Notes payable - related parties (Note 6)                                                    100,000             35,000
                                                                                         ----------------   ----------------
                                                                                                 131,488             40,951
Note payable - unrelated party (Note 7)                                                          125,000
                                                                                         ----------------   ----------------
                                                                                                 256,488             40,951
                                                                                         ----------------   ----------------
STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 0 share issued and outstanding Common stock, $0.0001 par value, 80,000,000 shares authorized,
36,766,640 shares issued and outstanding                                                           3,680              3,680
Additional paid-in capital                                                                       448,820            448,820
Deficit accumulated during the development stage                                                (660,366)          (492,250)
                                                                                         ----------------   ----------------
Stockholders' deficit, net                                                                      (207,866)           (39,750)
                                                                                         ----------------   ----------------
                                                                                                  48,622              1,201
                                                                                         ================   ================
Commitment and contingencies (Note 8)


The accompanying notes are an integral part of the financial statements.



DuraVest, Inc.
(A development stage enterprise)
Statements of Operations



                                                                                                                 From
                                                                        For the year      For the year        1980-08-05
                                                                           ended             ended          (inception) to
                                                                         2004-12-31        2003-12-31         2004-12-31
                                                                      -----------------  ----------------   ----------------
                                                                                     $                 $                  $
Development stage expenses
     Selling, general and administrative                                       159,285            44,738            667,726
                                                                      -----------------  ----------------   ----------------
Loss from operations                                                           159,285            44,738            667,726
                                                                      -----------------  ----------------   ----------------

Other income (expenses)
     Recovery of bad debt                                                                         20,000             20,000
     Interest expense                                                           (7,852)           (2,633)           (10,615)
     Other                                                                        (979)              (44)            (2,025)
                                                                      -----------------  ----------------   ----------------
Net loss                                                                       168,116            27,415            660,366
                                                                      =================  ================   ================

Net loss per common share, basic and diluted                                     (0.00)            (0.00)
                                                                      =================  ================

Weighted average number of common shares
outstanding                                                                 36,766,640        36,766,640
                                                                      =================  ================


The accompanying notes are an integral part of the financial statements.



DuraVest, Inc.
(A development stage enterprise)
Statements of Stockholders' Equity (Deficit)



                                                                                                   Deficit
                                                                                                 accumulated
                                                     Common stock                                during the
                                            --------------------------------    Additional       development      Stockholders'
                                                 Shares           Amount      paid-in capital       stage        equity (deficit)
                                            ---------------  ---------------  ----------------  ---------------  ---------------
                                                                          $                 $                $                $
Common stock issued for cash (1980-08-05)          100,000              100               400                               500
Net loss 1994                                                                                             (500)            (500)
                                            ---------------  ---------------   ---------------  ---------------  ---------------
Balance, December 31, 1994                         100,000              100               400             (500)
1995 no activity
Net loss 1996                                                                                             (550)            (550)
                                            ---------------  ---------------   ---------------  ---------------  ---------------
Balance, December 31, 1996                         100,000              100               400           (1,050)            (550)
Net loss 1997                                                                                             (750)            (750)
                                            ---------------  ---------------   ---------------  ---------------  ---------------
Balance, December 31, 1997                         100,000              100               400           (1,800)          (1,300)
1998 common stock issued in connection
  with 504 offering                             26,666,640              168           399,832                           400,000
Net loss 1998                                                                                         (182,983)        (182,983)
                                            ---------------  ---------------   ---------------  ---------------  ---------------
Balance, December 31, 1998                      26,766,640              268           400,232         (184,783)         215,717
1999 restricted common stock issued
  in exempt transaction                         10,000,000              100            51,900                            52,000
Net loss 1999                                                                                          (48,894)         (48,894)
                                            ---------------  ---------------   ---------------  ---------------  ---------------
Balance, December 31, 1999                      36,766,640              368           452,132         (233,677)         218,823
Net loss 2000                                                                                         (121,052)        (121,052)
                                            ---------------  ---------------   ---------------  ---------------  ---------------
Balance, December 31, 2000                      36,766,640              368           452,132         (354,729)          97,771
Net loss 2001                                                                                          (63,992)         (63,992)
                                            ---------------  ---------------   ---------------  ---------------  ---------------
Balance, December 31, 2001                      36,766,640            3,680           448,820         (418,721)          33,779
Net loss 2002                                                                                          (46,114)         (46,114)
                                            ---------------  ---------------   ---------------  ---------------  ---------------
Balance, December 31, 2002                      36,766,640            3,680           448,820         (464,835)         (12,335)
Net loss 2003                                                                                          (27,415)         (27,415)
                                            ---------------  ---------------   ---------------  ---------------  ---------------
Balance, December 31, 2003                      36,766,640            3,680           448,820         (492,250)         (39,750)
Net loss 2004                                                                                         (168,116)        (168,116)
                                            ---------------  ---------------   ---------------  ---------------  ---------------
Balance, December 31, 2004                      36,766,640            3,680           448,820         (660,366)        (207,866)
                                            ===============  ===============   ===============  ===============  ===============


The accompanying notes are an integral part of the financial statements.



DuraVest, Inc.
(A development stage enterprise)
Statements of Cash Flows



                                                                                                                 From
                                                                        For the year       For the year        1980-08-05
                                                                           ended              ended         (inception) to
                                                                         2004-12-31         2003-12-31         2004-12-31
                                                                      ----------------   ----------------  -----------------

                                                                                    $                  $                  $
OPERATING ACTIVITIES
Net loss                                                                     (168,116)           (27,415)          (660,366)
Net change in non-cash working capital items
     Receivable - related party                                               (15,086)                              (15,086)
     Accounts payable                                                          24,199                (33)            27,387
     Accrued interest - related party                                           1,338              2,633              4,101
                                                                      ----------------   ----------------  -----------------
Cash flows used in operating activities                                      (157,665)           (24,815)          (643,964)
                                                                      ----------------   ----------------  -----------------

FINANCING ACTIVITIES
Proceeds from issuance of debt to related parties                             135,000             10,000            180,000
Repayment of debt to related parties                                          (70,000)                              (80,000)
Proceeds from issuance of debt to unrelated party                             125,000                               125,000
Proceeds from issuance of debt to a shareholder                                                                       2,100
Repayment of debt to a shareholder                                                                                   (2,100)
Proceeds from issuance of common stock                                                                              452,500
                                                                      ----------------   ----------------  -----------------
Cash flows provided by financing activities                                   190,000             10,000            677,500
                                                                      ----------------   ----------------  -----------------
Net increase (decrease) in cash and cash
equivalents                                                                    32,335            (14,815)            33,536
Cash and cash equivalents, beginning of year                                    1,201             16,016
                                                                      ----------------   ----------------  -----------------
Cash and cash equivalents, end of year                                         33,536              1,201             33,536
                                                                      ================   ================  =================

Supplemental disclosure is as follows:
     Cash paid for interest                                                     6,613                  -                  -
     Cash paid for taxes                                                            -                  -                  -
                                                                      ----------------   ----------------  -----------------
                                                                                6,613                  -                  -
                                                                      ================   ================  =================


The accompanying notes are an integral part of the financial statements.

DuraVest, Inc.
(A development stage enterprise)
Notes to Financial Statements
At December 31,

--------------------------------------------------------------------------------

1 - STATUTES, NATURE OF OPERATIONS AND GOING CONCERN

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

Going concern

The accompanying financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of its liabilities in the normal course of operations. Since inception, the Company has incurred losses of approximately $660,366 and has never generated revenues from operations, and has been dependent on investor capital and related party loans to sustain its activities. These issues all raise substantial doubt about the Company's ability to continue as a going concern.

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

2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and accounting estimates

The accompanying financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates are based on management's best knowledge of current events and actions that the Company may undertake in the future. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

DuraVest, Inc.
(A development stage enterprise)
Notes to Financial Statements
At December 31,

--------------------------------------------------------------------------------

2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair value of financial presentation

The carrying amounts of the Company's financial assets and liabilities, including cash and cash equivalents, approximate fair value because of their short maturities.

Income taxes

The Company accounts for income taxes pursuant to the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, which requires, among other things, a liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

Foreign currency translation

During 1999, the Company opened a bank account denominated in a foreign currency which is used to pay for some operational expenses. The bank account is translated using rates of exchange at year-end; expenses are translated at weighted average exchange rates in effect during the year. The cumulative effect resulting from such translation is recorded as remeasurement gain or loss in the financial statements.

Earnings per share

The Company follows the provisions of SFAS No. 128, Earnings per Share, which requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings (loss) per share ("EPS") on the face of the statements of operations. Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the treasury stock method for common stock equivalents.

The Company, as of December 31, 2004, has no common stock equivalents. The Company had no common share issuances during 2004 or 2003, so the issued shares at each December 31 is the weighted average shares outstanding for each year.

Comprehensive income

In accordance with SFAS No. 130, Reporting Comprehensive Income, the Company is required to separately report its comprehensive income (loss). The Company has no items of other comprehensive income or loss, therefore, net loss and comprehensive loss are the same for all periods presented.

Reclassifications

Certain prior year amounts have been reclassified to conform to the year 2004 presentation.

DuraVest, Inc.
(A development stage enterprise)
Notes to Financial Statements
At December 31,

--------------------------------------------------------------------------------


3 - CHANGES IN ACCOUNTING POLICIES

Year ended December 31, 2004

In December 2003, the FASB revised Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. This interpretation replaces FASB Interpretation No. 46, which was issued in January 2003. The Interpretation requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Interpretation No. 46 (revised 2003) also requires certain disclosures about variable interest entities that the enterprise is not required to consolidate but in which it has a significant variable interest. Interpretation No. 46 (revised 2003) did not have any impact on its financial position or results of operations.

Year ended December 31, 2003

In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The standard is effective for contracts entered into or modified after June 30, 2003. The Company's adoption of SFAS No. 149 did not have any impact on its financial position or results of operations.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes how an issuer classifies and measures certain freestanding financial instruments with characteristics of liabilities and equity and requires that such instruments be classified as liabilities. The standard is effective for financial instruments entered into or modified after May 31, 2003. The Company's adoption of SFAS No. 150 did not have any impact on its financial position or results of operations.

Accounting pronouncements not yet implemented

In December 2004, the Financial Accounting Standards Board ("FASB") revised Statement No. 123, Share-Based Payment. SFAS No. 123 (revised 2004) focuses primarily on accounting for transactions in which an entity obtains services in exchange of share-based payment transactions and requires that such transactions be accounted for using the fair value-based method and that compensation expense be recorded in the statement of operations. The Company is currently assessing the impact of adoption of this pronouncement.

DuraVest, Inc.
(A development stage enterprise)
Notes to Financial Statements
At December 31,

--------------------------------------------------------------------------------

4 - CAPITAL STOCK

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

5 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2004, the Company had federal net operating losses (NOL) of approximately $660,366. The NOL expire in the years 2018 through 2024. In the event that a change in ownership of the Company of greater than 50 percent occurs/occurred as a result of the Company's issuance of common and preferred stock, the utilization of the NOL carry-forward will be subject to limitation under certain provisions of the Internal Revenue Code.

Realization of any portion of the deferred federal tax asset at December 31, 2004 is not considered more likely than not by management; accordingly, a valuation of allowance has been established for the full amount of such asset.

For the years ended December 31, the reconciliation of income tax benefit computed at the United States federal tax rate of 34% to income tax benefit is as follows:
                                                          2004           2003
                                                        ---------      ---------
                                                               $              $
Tax benefit at the United States statutory rate           57,159          9,321
State income tax benefit, net                              2,858          1,043
Valuation allowance adjustment                           (60,017)       (10,364)
                                                        ---------      ---------
Income tax benefit                                             -              -
                                                        =========      =========

For the years ended December 31, significant
  components of the Company's
deferred tax assets and liabilities are as follows:
                                                            2004           2003
                                                        ---------      ---------
                                                               $              $
Deferred tax assets
     Net operating loss carry-forwards                   236,327        176,310
Valuation allowance for deferred tax assets             (236,327)      (176,310)
                                                        ---------      ---------
Net deferred tax asset                                         -              -
                                                        =========      =========

DuraVest, Inc.
(A development stage enterprise)
Notes to Financial Statements
At December 31,

--------------------------------------------------------------------------------


6 - RELATED PARTY TRANSACTIONS

Funds disbursed

Disbursements totaling $9,203 and $5,971 have been paid to officers, companies owned by shareholders, and other related parties during the periods ended December 31, 2004 and 2003 for administrative fees, consulting services rendered and reimbursement of expenses paid on behalf of the Company.

Receivable

As at December 31, 2004, the Company has a receivable from Cardio Management Systems, without interest.

Notes payable

On June 1, 2004, with the Board of Directors' approval, the Company borrowed a total of $100,000 from Fulton Partners, a related company. The control person of Fulton Partners is a former officer of the Company and is also the owner of Herne Financial Limited, a shareholder of the Company. The note is unsecured, bears interest at a rate of 6% per annum, with the interest and principal payable on demand. No interest has been paid on the note during 2004.

On May 18, 2004, with the Board of Directors' approval, the Company borrowed a total of $15,000 from Wellington-Cooke Gallery, Ltd., a related company. The president of the Company is the owner of the lender. The note is unsecured, bears interest at a rate of 5% per annum, with the interest and principal payable on demand. Interest paid during 2004 was $58. The note was repaid in June 2004.

On January 28, 2004 and March 12, 2004, with the Board of Directors' approval, the Company borrowed a total of $20,000 from Wellington-Cooke Gallery, Ltd., a related company. The president of the Company is the owner of the lender. The notes are unsecured, bear interest at a rate of 5% per annum, with the interest and principal payable on demand. Interest paid during 2004 was $846. The notes were repaid in December 2004.

On September 12, 2003 and October 15, 2003, with the Board of Directors' approval, the Company borrowed a total of $10,000 from Wellington-Cooke Gallery, Ltd., a related company. The president of the Company is the owner of the lender. The notes are unsecured, bear interest at a rate of 5% per annum, with the interest and principal payable on demand. Interest paid during 2004 was $620. The notes were repaid in December 2004.

On December 15, 2002, the Board of Directors authorized the Company to borrow $25,000 from Wellington-Cooke Gallery, Ltd., a related company. The president of the Company is the owner of the lender. The note is unsecured, bears interest at a rate of 10% per annum, with the interest and principal payable on demand. Interests paid during 2004 and 2003 were $5,089 and $0. The note was repaid in December 2004.

DuraVest, Inc.
(A development stage enterprise)
Notes to Financial Statements
At December 31,

--------------------------------------------------------------------------------


7 - NOTE PAYABLE - UNRELATED PARTY

On November 24, 2004, with the Board of Directors' approval, the Company borrowed a total of $125,000 from an unrelated company. The note is unsecured, bears interest at a rate of 4% per annum, with the interest and principal payable in monthly instalments of $3,689 beginning December 24, 2004. The final payment is due November 2007. No payments were made on this note during 2004.

8 - COMMITMENT AND CONTINGENCIES

The Company conducts its operations from leased facilities, under operating leases on a month-to-month basis, which can be terminated by either party upon giving notice 60 days in advance. Lease rent expense for the periods ended December 31, 2004 and 2003 amounted to $4,708 and $2,202. At December 31, 2004, future minimum lease payments and rent usage tax were $0.

9 - CONDITIONAL ACQUISITION AGREEMENT

On April 4, 2002, the Company entered into a conditional stock exchange agreement with Cardio Management Systems, Inc. ("Cardio"), a corporation organized under the Canadian Business Corporations Act (Cardio is a related party to the Company, as the Company's president is the holder of record of all the Cardio shares as nominee for Herne Finance Limited; Herne is controlled by a director of the Company and Herne is a 13.6% shareholder of the Company). Under the agreement, if certain conditions are met, the Company will issue 5,000,000 shares of its common stock in exchange for all of the outstanding stock (1,000,000 shares) of Cardio stock and as a result, Cardio will become a wholly-owned subsidiary of the Company. The principal assets of Cardio are (i) shares of common stock of Estracure, Inc. ("Estracure"), a corporation organized under the Canadian Business Corporations Act; and (ii) an optional right to acquire additional shares of Estracure common stock at a fixed purchase price, at no time to exceed 50% ownership of Estracure outstanding common stock. If the stock exchange is completed, the stock of Estracure owned by Cardio could be considered to be "investment securities" as such are defined by the Investment Company Act of 1940 ("40 Act"). The condition precedent to the completion of the stock exchange shall be the receipt by DuraVest, Inc. of either (1) a "no-action" letter from the SEC that the completion of the stock exchange with the resultant ownership by DuraVest, Inc. of Cardio with its investment in Estracure (with Estracure not being a "majority owned subsidiary" of Cardio under the 40 Act) will not cause a violation of the 40 Act; or (2) an opinion of counsel that the completion of the stock exchange with the resultant ownership by DuraVest, Inc. of Cardio with its investment in Estracure (with Estracure not being a "majority owned subsidiary" of Cardio under the 40 Act) will not cause a violation of the 40 Act. DuraVest, Inc. intends to pursue the satisfaction of either or both of these two conditions. However, there is no assurance that it will be able to satisfy either of them.

DuraVest, Inc.
(A development stage enterprise)
Notes to Financial Statements
At December 31,

--------------------------------------------------------------------------------

10 - SUBSEQUENT EVENTS

On January 14, 2005, the Company issued to Hunter Fund LTD, a British Virgin Islands' Corporation ("Hunter Fund"), 10,000,000 shares of Duravest's common stock in exchange for the transfer from Hunter Fund to Duravest of all of the outstanding stock of Cardio Management Systems, Inc., a corporation organized under the Canada Business Corporations Act ("Cardio"). Pursuant to this transaction, Cardio becomes a wholly-owned subsidiary of Duravest. Hunter Fund had provided the $7,500,000 to Cardio, which it used to make its second investment in Estracure, a corporation organized under the Canada Business Corporations Act ("Estracure"). This second investment made on January 14, 2005 consists of the acquisition by Cardio of an additional 482,966 shares of Estracure, making Cardio the majority shareholder of Estracure with 50.10% of all the issued and outstanding common shares. In exchange for its $7,500,000 provided to Cardio, Hunter Fund had received 9,000,000 shares of newly issued stock of Cardio and an assignment of 1,000,000 outstanding shares of Cardio from the president and director of the Company. Thus, at the time of the Duravest acquisition of Cardio, Hunter Fund owned all of Cardio's outstanding stock.

On January 14, 2005, Duravest entered into an option agreement with Estracure and all the owners of all the outstanding stock of Estracure except for the stock held by Cardio (the "Estracure Minority Shareholders"). Under the agreement, the Estracure Minority Shareholders have the collective right and option, at any time before September 30, 2005, to exchange all their shares in Estracure with Duravest for shares of Duravest's common stock if the human clinical trials presently being conducted with Estradiol meet certain conditions.

Except for those under the agreement, there is no material relationship between Duravest, its affiliates, and the Estracure Minority Shareholders who are parties to the agreement.

On January 14, 2005, the Company entered into a stock option agreement with a director of Estracure who was the beneficial of an option to buy special common shares of Estracure under Estracure's Stock Option Plan. Under this agreement, Duravest has granted this director the right and option to acquire up to 600,000 shares of its common stock at an exercise price of $0.76. Except for those under this agreement, there is no material relationship between Duravest, its affiliates and this director of Estracure.