Form 10QSB
period 2005-03-31
DURAVEST INC
filed 2005-05-16
CIK 1066281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 30549




                                   FORM 10-QSB




(MarkOne)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                   For the quarterly period ended March 31, 2005

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

The number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 2005 was 46,766,640 shares of common stock.

Transitional Small Business Disclosure Format (Check one):  Yes [X]  No [  ]

                                      INDEX

                                                                            Page
                                                                            ----
Part I.  Financial Information

     Item 1.  Financial Statements                                            3

              Balance Sheet as of March 31, 2005                              3

              Statements of Operations for the Three Months Ended
              March 31, 2005 and March 31, 2004, and from August 5,
              1980 (inception) to March 31, 2005                              4

              Statements of Cash Flows for Three Months Ended
              March 31, 2005 and September 30, 2003 and from
              August 5, 1980 (inception) to March 31, 2005                    5

              Notes to Financial Statements                                   6

     Item 2.  Plan of Operation                                              11


Part II. Other Information

         Item 1.  Legal Proceedings                                          17

         Item 2.  Changes in Securities                                      17

         Item 3.  Defaults in Senior Securities                              17

         Item 4.  Submission of Matters to a Vote of Securities Holders      17

         Item 5.  Other Information                                          17

         Item 6.  Exhibits and Reports on Form 8-K                           17

Signature                                                                    19

                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements

DuraVest, Inc.
(A development stage enterprise)
Consolidated Balance Sheets
As at March 31, 2005


                                                                           2005
                                                                    -----------
                                                                              $
ASSETS
Current assets
     Cash and cash equivalents                                        6,433,760
     Accounts receivable                                                 25,351
     Tax credits receivable                                             418,493
     Prepaid expenses                                                   251,672
                                                                    -----------
                                                                      7,129,276
                                                                    -----------
     Goodwill and intangible assets                                   7,452,436
                                                                    -----------
                                                                     14,581,712
                                                                    ===========

LIABILITIES
Current liabilities
     Accounts payable and accrued liabilities                           845,630
     Accrued interest - related party                                     8,236
     Notes payable - related parties (Note 6)                           100,000
                                                                    -----------
                                                                        953,866
Notes payable - unrelated parties (Note 7)                              325,000
Non-controlling interest                                              3,226,731
                                                                    -----------
                                                                      4,505,597
                                                                    -----------
STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, 0 share issuedand outstanding

Common stock, $0.0001 par value, 80,000,000 shares
authorized, 46,766,640 shares issued and outstanding                     13,680

Additional paid-in capital                                           10,907,657

Deficit accumulated during the development stage                       (845,222)
                                                                    -----------
Stockholders' equity, net                                            10,076,115
                                                                    -----------
                                                                     14,581,712
                                                                    ===========
Commitment and contingencies (Note 8)



The accompanying notes are an integral part of the financial statements.

DuraVest, Inc.
(A development stage enterprise)
Consolidated Statements of Operations


                                                                                                                        From
                                                                      For the three-month    For the three-month      1980-08-05
                                                                         period ended           period ended        (inception) to
                                                                          2005-03-31             2004-03-31            2005-03-31
                                                                      --------------------   -------------------    ----------------
                                                                                     $                      $                    $
Interest income                                                                 26,587                                      26,587

Research and development expenses                                               99,040                                      99,040
Selling, general and administrative                                            107,440                 27,191              775,167
                                                                         --------------          -------------        -------------
Loss from operations                                                          (179,893)               (27,191)            (847,620)
                                                                         --------------          -------------        -------------

Other income (expenses)
     Recovery of bad debt                                                                                                   20,000
     Interest expense                                                           (4,135)                  (857)             (14,749)
     Other                                                                        (827)                     8               (2,853)
                                                                         --------------          -------------        -------------
Net loss                                                                      (184,855)               (26,342)            (845,222)
                                                                         ==============          =============        =============

Net loss per common share, basic and diluted                                     (0.00)                 (0.00)
                                                                         ==============          =============

Weighted average number of common shares
outstanding                                                                 45,118,288             36,766,640
                                                                         ==============          =============


The accompanying notes are an integral part of the financial statements.

DuraVest, Inc.
(A development stage enterprise)
Consolidated Statements of Cash Flows


                                                                                                                        From
                                                                      For the three-month    For the three-month      1980-08-05
                                                                         period ended           period ended        (inception) to
                                                                          2005-03-31             2004-03-31            2005-03-31
                                                                      --------------------   -------------------    ----------------
                                                                                    $                     $                     $
OPERATING ACTIVITIES
Net loss                                                                     (184,855)              (28,040)             (845,222)
Net change in non-cash working capital items
     Receivable - related party                                                   710                                     (14,376)
     Prepaid expenses                                                          82,071                                      82,071
     Other assets                                                            (209,191)                                   (209,191)
     Tax credits receivable                                                    (3,228)                                     (3,228)
     Accounts payable                                                         (10,747)                  858                16,640
     Accrued interest - related party                                           4,135                 9,212                 8,236
                                                                        --------------       ---------------        --------------
Cash flows used in operating activities                                      (321,105)              (17,970)             (965,070)
                                                                        --------------       ---------------        --------------

FINANCING ACTIVITIES
Cash from acquisition of subsidiaries                                       6,521,329                                   6,521,329
Proceeds from issuance of debt to related parties                                                    20,000               180,000
Repayment of debt to related parties                                                                                      (80,000)
Proceeds from issuance of debt to unrelated party                             200,000                                     325,000
Proceeds from issuance of debt to a shareholder                                                                             2,100
Repayment of debt to a shareholder                                                                                         (2,100)
Proceeds from issuance of common stock                                                                                    452,500
                                                                        --------------       ---------------        --------------
Cash flows provided by financing activities                                 6,721,329                20,000             7,398,829
                                                                        --------------       ---------------        --------------
Net increase (decrease) in cash and cash
equivalents                                                                 6,400,223                 2,030             6,433,759
Cash and cash equivalents, beginning of period                                 33,536                 1,201
                                                                        --------------       ---------------        --------------
Cash and cash equivalents, end of period                                    6,433,760                 3,231             6,433,759
                                                                        ==============       ===============        ==============
Supplemental disclosure is as follows:
     Cash paid for interest                                                         -                     -                     -
     Cash paid for taxes                                                            -                     -                     -
                                                                        --------------       ---------------        --------------
                                                                                    -                     -                     -
                                                                        ==============       ===============        ==============
Noncash investing and financing activities:
     Stock options issued to acquire business                                 468,837                                     468,837
     Common stock issued to acquire business                               10,004,000                                  10,004,000
                                                                        --------------       ---------------        --------------
                                                                           10,472,837                     -            10,472,837
                                                                        ==============       ===============        ==============


The accompanying notes are an integral part of the financial statements.

DuraVest, Inc.
(A development stage enterprise)
Notes to Financial Statements
As at March 31, 2005


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

Going concern

The accompanying financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of its liabilities in the normal course of operations. Since inception, the Company has incurred losses of approximately $845,222 and has never generated revenues from operations, and has been dependent on investor capital and related party loans to sustain its activities. These issues all raise substantial doubt about the Company's ability to continue as a going concern.

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

2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and accounting estimates

The accompanying unaudited consolidated financial statements of Duravest, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited consolidated financial statements. There are no additional material subsequent events or material contingencies that require disclosure. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited consolidated financial statements should be read in conjunction with

DuraVest, Inc.
(A development stage enterprise)
Notes to Financial Statements
As at March 31, 2005


2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of presentation and accounting estimates (Continued)

Plan of operation contained in this report and with the financial statements and accompanying notes included in the annual report on Form 10-KSB for the fiscal year ended December 31, 2004.

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

DuraVest, Inc.
(A development stage enterprise)
Notes to Financial Statements
As at March 31, 2005


2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company, as of March 31, 2005, has 600,000 stock options outstanding.

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

3 - CHANGES IN ACCOUNTING POLICIES

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

4 - BUSINESS ACQUISITIONS

On January 14, 2005, the Company issued to Hunter Fund LTD, a British Virgin Islands' Corporation ("Hunter Fund"), 10,000,000 shares of Duravest's common stock in exchange for the transfer from Hunter Fund to Duravest of all of the outstanding stock of Cardio Management Systems, Inc., a corporation organized under the Canada Business Corporations Act ("Cardio"). Pursuant to this transaction, Cardio becomes a wholly-owned subsidiary of Duravest. Hunter Fund had provided the CDN $7,500,000 to Cardio, which it used to make its second investment in Estracure, a corporation organized under the Canada Business Corporations Act ("Estracure"). This second investment made on January 14, 2005 consists of the acquisition by Cardio of an additional 482,966 shares of Estracure, making Cardio the majority shareholder of Estracure with 50.10% of all the issued and outstanding common shares. In exchange for its CDN $7,500,000

DuraVest, Inc.
(A development stage enterprise)
Notes to Financial Statements
As at March 31, 2005


4 - BUSINESS ACQUISITIONS (Continued)

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

The acquisitions were accounted for using the purchase method and the operations of the companies acquired are included in the consolidated earnings since the acquisition date. The preliminary purchase price allocation is as follows:

     Current assets                                              763,984
     Goodwill and intangible assets (a)                        7,243,245
     Current liabilities                                        (828,990)
     Non-controlling interest                                 (3,226,731)
                                                              ----------
                                                               3,951,508
     Cash at acquisition                                       6,521,329
                                                              ----------
                                                              10,472,837
                                                              ==========

     Stock options issued                                        468,837
     Stock issuance                                           10,004,000
                                                              ----------
     Total consideration                                      10,472,837
                                                              ==========

     (a) This purchase price allocation is preliminary since the Company has not yet completed the evaluation of the identifiable intangible assets, in-process research and development and other elements resulting from this acquisition. The in-process research and development would probably be expensed if identified as part of the purchase price allocation.

DuraVest, Inc.
(A development stage enterprise)
Notes to Financial Statements
As at March 31, 2005


5 - CAPITAL STOCK

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

6 - RELATED PARTY TRANSACTIONS

Funds disbursed

Disbursements totaling $16,816 and $413 have been paid to officers, companies owned by shareholders, and other related parties during the periods ended March 31, 2005 and 2004 for administrative fees, consulting services rendered and reimbursement of expenses paid on behalf of the Company.

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

7 - NOTES PAYABLE - UNRELATED PARTIES

On November 24, 2004, with the Board of Directors' approval, the Company borrowed a total of $125,000 from an unrelated company. The note is unsecured, bears interest at a rate of 4% per annum, with the interest and principal payable in monthly instalments of $3,689 beginning December 24, 2004. The final payment is due November 2007. No payments were made on this note during 2004.

On January 27, 2005, with the Board of directors' approval, the Company borrowed a total of $200,000 from an unrelated company. The note is unsecured, bears interest at a rate of 4 % per annum, with the interest and principal payable in monthly instalments of $5,905 beginning February 27, 2005. The final payment is due January 2008. No payments have been made on this note as at March 31, 2005.

8 - COMMITMENT AND CONTINGENCIES

The Company conducts its operations from leased facilities, under operating leases on a month-to-month basis, which can be terminated by either party upon giving notice 60 days in advance. Lease rent expense for the periods ended March 31, 2005 and 2004 amounted to $1,330 and $823. At March 31, 2005, future minimum lease payments and rent usage tax were $0.

Item 2   Plan of Operation
-------  -----------------

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

     On January 14, 2005, DuraVest acquired all of the outstanding stock of Cardio Management Systems, Inc., a corporation organized under the Canada Business Corporation Act ("Cardio") in exchange for 10,000,000 newly issued shares of DuraVest's common stock. Cardio's only material asset is a majority of the outstanding stock (742,966 out of 1,482,966 outstanding shares) of Estracure, Inc., a corporation organized under the Canada Business Corporation Act ("Estracure"). Estracure is involved in the research, development and commercialization of the use of "Estradiol" to reduce restenosis after angioplasty ("Estradiol Project"). This acquisition was completed under the Conditional Stock Exchange Agreement between DuraVest, Cardio and Cardio's Shareholders dated April 4, 2002 (filed as Exhibit 12(d) to DuraVest's Form 10-QSB for the three-month period ended March 31, 2002) and the Amendment to it dated March 29, 2004 (filed as Exhibit 12(d)(1) to DuraVest's Form 10-KSB for the year ended December 31, 2003). The 10,000,000 shares of DuraVest issued to the Cardio shareholder were issued as "restricted securities" as such are defined under the Securities Act of 1933, as amended ("Securities Act").

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

     The results of the research to date have been promising. The initial studies have been followed by work in a clinically relevant animal model, the stent porcine coronary artery model, where there was confirmation that local delivery of 17-beta Estradiol significantly decreases neointimal hyperplasia and significantly enhances re-endothelialization and endothelial function after PTCA.

     Under the approval of Canadian Health authorities, Estracure has been proceeding with Phase IIb human clinical trials. The 360 patients multicenter study (10 centers) aimed to determine the effects of local perfusion of 17-8-Estradiol in the restenosis process following PTCA and/or stent implementation. A dose of 17-8-is infused locally by a catheter simultaneously with the PTCA procedure. Patients will be followed for a period of one year with an angiographic control at six months to evaluate restenosis. A 60 patients sub-group will be submitted to an angiographic evaluate endothelial function. This study was initiated in the third quarter of 2002 and recruitment was completed by the end of 2004. Trial results are being compiled and analyzed and are expected before the end of 2005. During the course of the trial, no secondary effects were ever observed.

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

     For purposes of the stock exchange the "DuraVest Market Capitalization" shall be the Market Price of the DuraVest common stock multiplied by the number of outstanding shares as of the Closing and adjusted to Canadian dollars.

     For purposes of the stock exchange the "Minority Shareholders Percentage" shall be the percentage of Estracure's outstanding stock as of the Closing calculated on a fully-diluted basis held by the Estracure Minority Shareholders.

     For purposes of the stock exchange, the "Total Exchange Value" of all the Estracure shares to be exchanged will be the greater of: (i) $31,000,000 CDN; or (ii) the Fair Market Value of Estracure, in either case multiplied by the Minority Shareholders Percentage; but in no event greater than 80% of the DuraVest Market Capitalization.

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

     The DuraVest Stock Option may be exercised at any time after the Vesting Date during its term which expires January 13, 2008. |X|

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

     A copy of the DuraVest Stock Option Agreement was filed as Exhibit 12(f) to DuraVest's Form 8-K Report for January 14, 2005.

     DuraVest has agreed with the Estracure Minority Shareholders that if the Independent Committee issues a positive report on the Estradiol Project, DuraVest will enter into a "Registration Rights Agreement" with them and Mr. Jacques-Oliva Belair within five business days after receipt of the report. The Registration Rights Agreement will apply to all shares of DuraVest's common stock issued to the Estracure Minority Shareholders under the Exchange Offer and to Mr. Belair under the DuraVest Stock Option ("Covered Shares"). The Registration Rights Agreement provides that upon the written request of the holders of at least 25% of the total number of Covered Shares, DuraVest will file a Registration Statement under the Securities Act with respect to Covered Shares which the holders desire to sell. The Registration Rights Agreement also provides that:

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

         (iv) In the event that one or more shareholders holding, in the aggregate, more than 45% of the issued and outstanding shares of Estracure wish to assign their shares to a third party, the remaining shareholders may require that their shares be purchased on the same terms and conditions. Inversely, under the same circumstances, the shareholders controlling more than 45% of the issued and outstanding shares of Estracure may compel the remaining shareholders to sell to such a third party.

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

          Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibit 31      Certificate Pursuant to Section 302 of the
                                Sabanes-Oxley Act

                Exhibit 32 Certificate Pursuant to Section 906 of the Sabanes-Oxley Act

           (b)      Form 8-K

                    (1) A Current Report on Form 8-K for January 14, 2005 was filed by DuraVest on January 21, 2005. This Current Report contained information on the following items:

                         (a)   Item 1.01    Entry into a Material Definitive
                                            Agreement;

                         (b)   Item 2.01    Completion of Acquisition or
                                            Disposition of Assets;

                         (c)   Item 3.02    Unregistered Sale of Equity
                                            Securities;

                         (d)   Item 5.01    Changes on Control of Registrant

                         (e)   Item 8.01    Other Events;  and

                         (f)   Item 9.01    Financial Statements and Exhibits.

                    (2) Amendment No. 1 to the January 14, 2005 Current Report on Form 8-K was filed on May 10, 2005.

                         It contains information for Item 9.01 Financial Statements and Exhibits consisting of the following financial statements:

                         For Estracure Inc.:

                         Independent Auditors' Report
                         Financial Statement
                            Operations
                            Deficit
                            Contributed Surplus
                            Cash Flows
                            Balance Sheets
                            Notes to Financial Statements

                         For Cardio Management Systems Inc.:

                         Independent Auditors' Report
                         Financial Statement
                            Operations
                            Cash Flows
                            Balance Sheets
                            Notes to Financial Statements

                    (3) A Current Report on Form 8-K for February 23, 2005 was filed on February 25, 2005. This Current Report contained information for:

                         (a)   Item 4.01    Changes in Registrant's Certifying
                                            Accountant;  and

                         (b)   Item 9.01    Financial Statements and Exhibits.

                    (4) Amendment No. 1 to the February 23, 2005 Current Report on Form 8-K was filed on March 22, 2005.

                         It contains information on:

                         (a)   Item 4.01    Changes in Registrant's Certifying
                                            Accountants;  and

                         (b)   Item 9.01    Financial Statements and Exhibits.

                                   SIGNATURES
                                   ----------

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         DURAVEST, INC.

         Dated:  May 16, 2005            By: /s/ Patti Cooke
                                             -----------------------------------
                                             Patti Cooke, President, Principal
                                             Executive, Financial and Accounting
                                             Officer