Form 10QSB
period 2005-06-30
DURAVEST INC
filed 2005-08-17
CIK 1066281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 30549




                                   FORM 10-QSB




(MarkOne)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                    For the quarterly period ended June 30, 2005

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

The number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2005 was 46,766,640 shares of common stock.

Transitional Small Business Disclosure Format (Check one):  Yes [X]  No [ ]

                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------

Part I.  Financial Information


     Item 1.  Financial Statements

              Balance Sheet as of June 30, 2005                              3

              Statements of Operations for the Six Months Ended
              June 30, 2005 and June 30, 2004, and from
              August 5, 1980 (inception) to June 30, 2005                    4

              Statements of Cash Flows for Six Months Ended
              June 30, 2005 and June 30, 2004 and from
              August 5, 1980 (inception) to June 30, 2005                    5

              Notes to Financial Statements                                  6

     Item 2.  Plan of Operation                                             12



Part II. Other Information


     Item 1.  Legal Proceedings                                             18


     Item 2.  Changes in Securities                                         18


     Item 3.  Defaults in Senior Securities                                 18


     Item 4.  Submission of Matters to a Vote of Securities Holders         18


     Item 5.  Other Information                                             18


     Item 6.  Exhibits and Reports on Form 8-K                              18

Signatures                                                                  19

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


DuraVest, Inc.
(A development stage enterprise)
Consolidated Balance Sheet
As at June 30, 2005
(Unaudited)
--------------------------------------------------------------------------------

                                                                        2005
                                                                ------------
                                                                           $
ASSETS
Current assets
     Cash and cash equivalents                                     6,034,190
     Accounts receivable                                              87,970
     Tax credits receivable                                          418,848
     Prepaid expenses                                                157,034
                                                                 ------------
                                                                   6,698,042
                                                                 ------------
     Goodwill and intangible assets                                7,039,008
                                                                 ------------
                                                                  13,737,050
                                                                 ============

LIABILITIES
Current liabilities
     Accounts payable and accrued liabilities                        948,864
     Accrued interest - related party                                 21,123
     Notes payable - related parties (Note 6)                        100,000
                                                                 ------------
                                                                   1,069,987
Notes payable - unrelated parties (Note 7)                           325,000
Non-controlling interest                                           2,622,419
                                                                 ------------
                                                                   4,017,406
                                                                 ------------
STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value, 20,000,000
  shares authorized, 0 share issued and outstanding                       --

Common stock, $0.0001 par value, 80,000,000 shares
  authorized, 46,766,640 shares issued and outstanding                13,680
Additional paid-in capital                                        10,907,657
Deficit accumulated during the development stage                  (1,201,693)
                                                                 ------------
Stockholders' equity, net                                          9,719,644
                                                                 ------------
                                                                  13,737,050
                                                                 ============
Commitment and contingencies (Note 8)


The accompanying notes are an integral part of the financial statements.

DuraVest, Inc.
(A development stage enterprise)
Consolidated Statements of Operations
(Unaudited)

------------------------------------------------------------------------------------------------------------------------------------


                                                       For the          For the           For the         For the          From
                                                     three-month      three-month        six-month       six-month      1980-08-05
                                                     period ended     period ended     period ended     period ended  (inception) to
                                                     2005-06-31        2004-06-30        2005-06-31      2004-06-30     2005-03-31
                                                     ------------     ------------     ------------     ------------  --------------
                                                              $                $                $                $               $
Interest income                                          36,818               --           63,405               --          63,405

Research and development expenses                       332,000               --          431,040               --         431,040
Selling, general and administrative                      93,234           16,986          200,674           44,148         868,401
                                                     ----------       ----------       ----------       ----------      ----------
Loss from operations                                   (388,416)         (16,986)        (568,309)         (44,148)     (1,236,036)
                                                     ----------       ----------       ----------       ----------      ----------

Other income (expenses)
     Recovery of bad debt                                20,000
     Interest expense                                   (12,887)          (1,552)         (17,022)          (2,409)        (27,636)
     Other                                             (146,052)            (145)        (146,879)            (137)       (148,905)
                                                     ----------       ----------       ----------       ----------      ----------
                                                       (158,939)          (1,697)        (163,901)          (2,546)       (156,541)

Loss before non-controlling interest                   (547,355)         (18,683)        (732,210)         (46,694)     (1,392,577)
                                                     ----------       ----------       ----------       ----------      ----------

Non-controlling interest                                190,884               --          190,884               --         190,884
                                                     ----------       ----------       ----------       ----------      ----------
Net loss                                               (356,471)         (18,683)        (541,326)         (46,694)     (1,201,693)
                                                     ==========       ==========       ==========       ==========      ==========

Net loss per common share, basic and diluted              (0.01)           (0.00)           (0.01)           (0.00)
                                                     ==========       ==========       ==========       ==========

Weighted average number of common shares
outstanding                                          46,766,640       36,766,640       45,942,464       36,766,640
                                                     ==========       ==========       ==========       ==========

-----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

DuraVest, Inc.
(A development stage enterprise)
Consolidated Statements of Cash Flows
(Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------


                                                         For the         For the         For the         For the          From
                                                       three-month     three-month      six-month       six-month      1980-08-05
                                                       period ended    period ended   period ended     period ended  (inception) to
                                                       2005-06-31       2004-06-30      2005-06-31      2004-06-30     2005-03-31
                                                       ------------    ------------   ------------     ------------  --------------
                                                                 $              $              $              $               $
OPERATING ACTIVITIES
Net loss                                                 (356,471)        (18,683)       (541,326)         (46,694)    (1,201,693)
Non-controlling interest                                 (190,884)             --        (190,884)              --       (190,884)
Net change in non-cash working capital items
    Receivable - related party                            (62,619)         (8,219)        (61,909)          (8,219)       (76,995)
    Prepaid expenses                                       94,638              --         176,709               --        176,709
    Other assets                                         (209,191)       (209,191)
    Tax credits receivable                                   (355)             --          (3,583)              --         (3,583)
    Accounts payable                                      103,234          (4,017)         92,487           (3,188)       119,875
    Accrued interest - related party                       12,887          (8,409)         17,022              803         21,123
                                                      -----------     -----------     -----------      -----------    -----------
Cash flows used in operating activities                  (399,570)        (39,328)       (720,675)         (57,298)    (1,364,639)
                                                      -----------     -----------     -----------      -----------    -----------

FINANCING ACTIVITIES
Cash from acquisition of subsidiaries                          --              --       6,521,329               --      6,521,329
Proceeds from issuance of debt to related parties              --         115,000              --          135,000        180,000
Repayment of debt to related parties                           --         (15,000)             --          (15,000)       (80,000)
Proceeds from issuance of debt to unrelated party              --              --         200,000               --        325,000
Proceeds from issuance of debt to a shareholder                --              --              --               --          2,100
Repayment of debt to a shareholder                             --              --              --               --         (2,100)
Proceeds from issuance of common stock                         --              --              --               --        452,500
                                                      -----------     -----------     -----------      -----------    -----------
Cash flows provided by financing activities                    --         100,000       6,721,329          120,000      7,398,829
                                                      -----------     -----------     -----------      -----------    -----------
Net increase (decrease) in cash and cash
equivalents                                              (399,570)         60,672       6,000,654           62,702      6,034,190
Cash and cash equivalents, beginning of period          6,433,760           3,231          33,536            1,201             --
                                                      -----------     -----------     -----------      -----------    -----------
Cash and cash equivalents, end of period                6,034,190          63,903       6,034,190           63,903      6,034,190
                                                      ===========     ===========     ===========      ===========    ===========

Supplemental disclosure is as follows:
    Cash paid for interest                                     --              --              --            1,606             --
    Cash paid for taxes                                        --              --              --               --             --
                                                      -----------     -----------     -----------      -----------    -----------
                                                               --              --              --            1,606             --
                                                      ===========     ===========     ===========      ===========    ===========

Non-cash investing and financing activities:
    Stock options issued to acquire business                   --              --         468,837               --             --
    Common stock issued and other to acquire business          --              --      10,004,000               --             --
                                                      -----------     -----------     -----------      -----------    -----------
                                                               --              --      10,472,837               --             --
                                                      ===========     ===========     ===========      ===========    ===========

------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the financial statements.

DuraVest, Inc.
(A development stage enterprise)
Notes to Financial Statements
As at June 30, 2005
(Unaudited)



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

Going concern

The accompanying financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of its liabilities in the normal course of operations. Since inception, the Company has incurred losses of approximately $1,392,577 and has never generated revenues from operations, and has been dependent on investor capital and related party loans to sustain its activities. These issues all raise substantial doubt about the Company's ability to continue as a going concern.

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

DuraVest, Inc.
(A development stage enterprise)
Notes to Financial Statements
As at June 30, 2005
(Unaudited)



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

DuraVest, Inc.
(A development stage enterprise)
Notes to Financial Statements
As at June 30, 2005
(Unaudited)



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

The Company, as of June 30, 2005, has 600,000 stock options outstanding.

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

DuraVest, Inc.
(A development stage enterprise)
Notes to Financial Statements
As at June 30, 2005
(Unaudited)




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

The acquisitions were accounted for using the purchase method and the operations of the companies acquired are included in the consolidated earnings since the acquisition date. The preliminary purchase price allocation is as follows:

     Current assets                                         763,984
     Goodwill and intangible assets (a))                  7,039,007
     Current liabilities                                 (1,038,180)
     Non-controlling interest                            (2,813,303)
                                                        ------------
                                                          3,951,508
     Cash at acquisition                                  6,521,329
                                                        ------------
                                                         10,472,837
                                                        ============

     Stock options issued                                   468,837
     Stock issuance                                      10,004,000
                                                        ------------
     Total consideration                                 10,472,837
                                                        ============

     (a) This purchase price allocation is preliminary since the Company has not yet completed the evaluation of the identifiable intangible assets, in-process research and development and other elements resulting from this acquisition. The in-process research and development would probably be expensed if identified as part of the purchase price allocation.

DuraVest, Inc.
(A development stage enterprise)
Notes to Financial Statements
As at June 30, 2005
(Unaudited)




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

On January 27, 2005, with the Board of directors' approval, the Company borrowed a total of $200,00 from an unrelated company. The note is unsecured, bears interest at a rate of 4 % per annum, with the interest and principal payable in monthly instalments of $5,905 beginning February 27, 2005. The final payment is due January 2008. No payments have been made on this note as at June 30, 2005.

DuraVest, Inc.
(A development stage enterprise)
Notes to Financial Statements
As at June 30, 2005
(Unaudited)




8 - COMMITMENT AND CONTINGENCIES

The Company conducts its operations from leased facilities, under operating leases on a month-to-month basis, which can be terminated by either party upon giving notice 60 days in advance. At June 30, 2005, future minimum lease payments and rent usage tax were $0.

Item 2  Plan of Operation
------  -----------------


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

     It may be exercised in lots of at least 200,000 shares or it's then remaining balance of unexercised shares.

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

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
-------  -----------------

     Not Applicable


Item 2.  Changes in Securities
-------  ---------------------

     Not Applicable


Item 3.  Defaults in Senior Securities
-------  -----------------------------

     Not Applicable


Item 4.  Submission of Matters to a Vote of Securities Holders
-------  -----------------------------------------------------

     Not Applicable



Item 5.  Other Information
-------  -----------------

     Not Applicable


Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

     (a) Exhibit 31       Certificate Pursuant to Section 302 of the Sarbanes-
                          Oxley Act

         Exhibit 32       Certificate Pursuant to Section 906 of the Sarbanes-
                          Oxley Act

     (b) Form 8-K

         (1) No Report of Form 8-K was filed by the Issuer for the three-month period ended June 30, 2005

                                   SIGNATURES
                                   -----------

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DURAVEST, INC.

Dated:   August  15, 2005             By: /s/ Patti Cooke
                                          --------------------------------------
                                          Patti Cooke, President, Principal
                                          Executive, Financial and Accounting
                                          Officer