Form 10QSB
period 2005-09-30
DURAVEST INC
filed 2005-11-18
CIK 1066281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 30549




                                   FORM 10-QSB




(MarkOne)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                               For the quarterly period ended September 30, 2005

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




        11 South LaSalle Street, 5th Floor, Chicago, Illinois 60603-1238
        ----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (312) 423-2763
                                 --------------
                           (Issuer's telephone number)



                  37 Prince Arthur Avenue, Suite 300, Toronto,
                         Ontario, Canada M5R 1B2, Canada
             ------------------------------------------------------
             (Former name, former address and former fiscal year if
                           changed after last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months after distribution of securities under a plan confirmed by a Court. Yes[ ] No [ ]



                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2005 was 46,766,640 shares of common stock.

Transitional Small Business Disclosure Format (Check one):  Yes [X]  No [00}

                                      INDEX


                                                                          Page
                                                                         Number
                                                                         ------

Part I.  Financial Information

     Item 1.  Financial Statements

              Balance Sheet as of September 30, 2005                        3

              Statements of Operations for the Nine Months                  4
              Ended September 30, 2005 and September 30, 2004, and from August 5, 1980 (inception) to
              September 30, 2005

              Statements of Cash Flows for Nine Months Ended                5
              September 30, 2005 and September 30, 2004 and from August 5, 1980 (inception) to
              September 30, 2005

              Notes to Financial Statements                                 6


     Item 2.  Plan of Operation                                            15


Part II. Other Information

    Item 1.  Legal Proceedings                                             23

    Item 2.  Changes in Securities                                         23

    Item 3.  Defaults in Senior Securities                                 23

    Item 4.  Submission of Matters to a Vote of Securities Holders         23

    Item 5.  Other Information                                             23

    Item 6.  Exhibits and Reports on Form 8-K                              23

Signatures                                                                 24

                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements
-------  --------------------

DuraVest, Inc.
(A development stage enterprise)
Consolidated Balance Sheet
As at September 30, 2005
(Unaudited)

--------------------------------------------------------------------------------

                                                                             $
                                                                   -----------
ASSETS
Current assets
     Cash and cash equivalents                                       6,246,197
     Accounts receivable                                                58,668
     Tax credits receivable                                            441,893
     Prepaid expenses                                                  725,060
     Other assets                                                       21,739
                                                                   -----------
                                                                     7,493,557
     Goodwill and intangible assets                                  7,039,008
                                                                   -----------
                                                                    14,532,565
                                                                   ===========

LIABILITIES
Current liabilities
     Accounts payable and accrued liabilities                        1,573,998
     Accrued interest - related party                                   16,518
     Note payable - related party (Note 7)                             100,000
                                                                   -----------
                                                                     1,690,516
Notes payable - unrelated party (Note 8)                               433,879
Non-controlling interest                                             2,533,732
                                                                   -----------
                                                                     4,658,127
                                                                   -----------
STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value,
     20,000,000 shares authorized,
     0 share issued and outstanding
Common stock, $0.0001 par value, 80,000,000
      shares authorized, 46,766,640 shares
      issued and outstanding                                            13,680
Additional paid-in capital                                          10,965,157
Deficit accumulated during the development stage                    (1,104,399)
                                                                   -----------
Stockholders' equity, net                                            9,874,438
                                                                   -----------
                                                                    14,532,565
                                                                   ===========

Commitment and contingencies (Note 9)

--------------------------------------------------------------------------------

The accompanying notes are an integral part of the interim consolidated financial statements.



DuraVest, Inc.
(A development stage enterprise)
Consolidated Statements of Operations
(Unaudited)

---------------------------------------------------------------------------------------------------------   ---------------

                                           For the           For the           For the           For the              From
                                       three-month       three-month        nine-month        nine-month        1980-08-05
                                      period ended      period ended      period ended      period ended    (inception) to
                                        2005-09-30        2004-09-30        2005-09-30        2004-09-30        2005-09-30
                                   ----------------  ----------------  ----------------  ----------------   ---------------
                                                 $                 $                 $                 $                 $
Interest income                             39,787                 -           103,192                 -           103,192
                                   ----------------  ----------------  ----------------  ----------------   ---------------
Research and
     development expenses                  180,485                             611,525                             611,525
Selling, general and
     administrative                         87,448            43,563           288,122            87,711           955,849
                                   ----------------  ----------------  ----------------  ----------------   ---------------
                                           267,933            43,563           899,647            87,711         1,567,374
                                   ----------------  ----------------  ----------------  ----------------   ---------------
Loss from operations                      (228,146)          (43,563)         (796,455)          (87,711)       (1,464,182)
                                   ----------------  ----------------  ----------------  ----------------   ---------------
Other income
(expenses)
     Recovery of bad debt                                                                                           20,000
     Stock based
     compensation                          (57,500)                            (57,500)                            (57,500)
     Interest expense                       (4,273)           (2,500)          (21,295)           (4,909)          (31,909)
     Other                                 299,139               321           152,260               183           150,234
                                   ----------------  ----------------  ----------------  ----------------   ---------------
                                           237,366            (2,179)           73,465            (4,726)           80,825
                                   ----------------  ----------------  ----------------  ----------------   ---------------
Gain (loss) before
non-controlling interest                     9,220           (45,742)         (722,990)          (92,437)       (1,383,357)
Non-controlling interest                    88,074                             278,958                             278,958
                                   ----------------  ----------------  ----------------  ----------------   ---------------
Net gain (loss)                             97,294           (45,742)         (444,032)          (92,437)       (1,104,399)
                                   ================  ================  ================  ================   ===============

Net loss per common
share, basic and diluted                         -                 -             (0,01)                -
                                   ================  ================  ================  ================

Weighted average
number of common
shares outstanding - basic              46,766,640        36,766,640        46,253,819        36,766,640
                                   ================  ================  ================  ================

Weighted average
number of common
shares outstanding - diluted            46,958,633        36,766,640        46,253,819        36,766,640
                                   ================  ================  ================  ================

---------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the interim consolidated financial statements.



DuraVest, Inc.
(A development stage enterprise)
Consolidated Statements of Operations
(Unaudited)

--------------------------------------------------------------------------------------------------------------------------

                                           For the           For the           For the           For the              From
                                       three-month       three-month        nine-month        nine-month        1980-08-05
                                      period ended      period ended      period ended      period ended    (inception) to
                                        2005-09-30        2004-09-30        2005-09-30        2004-09-30        2005-09-30
                                   ----------------  ----------------  ----------------  ----------------   ---------------
                                                 $                 $                 $                 $                 $
Interest income                             39,787                 -           103,192                 -           103,192
                                   ----------------  ----------------  ----------------  ----------------   ---------------
Research and
     development expenses                  180,485                             611,525                             611,525
Selling, general and
     administrative                         87,448            43,563           288,122            87,711           955,849
                                   ----------------  ----------------  ----------------  ----------------   ---------------
                                           267,933            43,563           899,647            87,711         1,567,374
                                   ----------------  ----------------  ----------------  ----------------   ---------------
Loss from operations                      (228,146)          (43,563)         (796,455)          (87,711)       (1,464,182)
                                   ----------------  ----------------  ----------------  ----------------   ---------------
Other income
(expenses)
     Recovery of bad debt                                                                                           20,000
     Stock based
     compensation                          (57,500)                            (57,500)                            (57,500)
     Interest expense                       (4,273)           (2,500)          (21,295)           (4,909)          (31,909)
     Other                                 299,139               321           152,260               183           150,234
                                   ----------------  ----------------  ----------------  ----------------   ---------------
                                           237,366            (2,179)           73,465            (4,726)           80,825
                                   ----------------  ----------------  ----------------  ----------------   ---------------
Gain (loss) before
non-controlling interest                     9,220           (45,742)         (722,990)          (92,437)       (1,383,357)
Non-controlling interest                    88,074                             278,958                             278,958
                                   ----------------  ----------------  ----------------  ----------------   ---------------
Net gain (loss)                             97,294           (45,742)         (444,032)          (92,437)       (1,104,399)
                                   ================  ================  ================  ================   ===============

Net loss per common
share, basic and diluted                         -                 -             (0,01)                -
                                   ================  ================  ================  ================

Weighted average
number of common
shares outstanding - basic              46,766,640        36,766,640        46,253,819        36,766,640
                                   ================  ================  ================  ================

Weighted average
number of common
shares outstanding - diluted            46,958,633        36,766,640        46,253,819        36,766,640
                                   ================  ================  ================  ================

---------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the interim consolidated financial statements.


DuraVest, Inc.
(A development stage enterprise)
Consolidated Statements of Cash Flows
(Unaudited)

----------------------------------------------------------------------------------------------------------------------------

                                                     For the         For the        For the         For the            From
                                                 three-month     three-month     nine-month      nine-month      1980-08-05
                                                period ended    period ended   period ended    period ended  (inception) to
                                                  2005-09-30      2004-09-30     2005-09-30      2004-09-30      2005-09-30
                                               --------------  --------------  -------------  --------------  --------------
                                                           $               $              $               $               $
OPERATING ACTIVITIES
Net gain (loss)                                       97,294         (45,742)      (444,032)        (92,437)     (1,104,399)
Non-controlling interest                             (88,074)                      (278,958)                       (278,958)
Foreign currency fluctuation                          15,126                         15,126                          15,126
Stock based compensation                              57,500                         57,500                          57,500
Net change in non-cash working
capital items
     Receivable - related party                       32,075            (861)       (29,834)         (9,080)        (44,920)
     Prepaid expenses                                 29,025                        205,734                         205,734
     Other assets                                    (20,102)                      (229,293)                       (229,293)
     Tax credits receivable                             (826)                        (4,409)                         (4,409)
     Accounts payable                                (14,285)         33,970         78,202          30,783         105,590
     Accrued interest - related party                  4,274           2,500         21,296           3,303          25,397
                                               --------------  --------------  -------------  --------------  --------------
Cash flows used in operating activities              112,007         (10,133)      (608,668)        (67,431)     (1,252,632)
                                               --------------  --------------  -------------  --------------  --------------

FINANCING ACTIVITIES
Cash from acquisition of subsidiaries                                             6,521,329                       6,521,329
Proceeds from issuance of debt to
     related parties                                                                                135,000         180,000
Repayment of debt to related parties                                                                (15,000)        (80,000)
Proceeds from issuance of debt to
     unrelated party                                 100,000                        300,000                         425,000
Proceeds from issuance
     of debt to a shareholder                                                                                         2,100
Repayment of debt to a shareholder                                                                                   (2,100)
Proceeds from issuance of common stock                                                                              452,500
                                               --------------  --------------  -------------  --------------  --------------
Cash flows provided by financing activities          100,000               -      6,821,329         120,000       7,498,829
                                               --------------  --------------  -------------  --------------  --------------
Net increase (decrease) in cash and
cash equivalents                                     212,007         (10,133)     6,212,661          52,569       6,246,197
Cash and cash equivalents, beginning of
period                                             6,034,190          63,903         33,536           1,201
                                               --------------  --------------  -------------  --------------  --------------
Cash and cash equivalents, end of period           6,246,197          53,770      6,246,197          53,770       6,246,197
                                               ==============  ==============  =============  ==============  ==============

Supplemental disclosure is as follows:
     Cash paid for interest                                                                           1,606
     Cash paid for taxes
                                               --------------  --------------  -------------  --------------
                                                           -               -              -           1,606
                                               ==============  ==============  =============  ==============

Non-cash items:
      Non-cash addition to prepaid                  (574,315)                      (574,315)

----------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the interim consolidated financial statements.

DuraVest, Inc.
(A development stage enterprise)
Notes to Financial Statements
As at September 30, 2005
(Unaudited)

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

Going concern

The accompanying financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of its liabilities in the normal course of operations. Since inception, the Company has incurred losses of approximately $1,104,399 and has never generated revenues from operations, and has been dependent on investor capital and related party loans to sustain its activities. These issues all raise substantial doubt about the Company's ability to continue as a going concern.

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

DuraVest, Inc.
(A development stage enterprise)
Notes to Financial Statements
As at September 30, 2005
(Unaudited)

--------------------------------------------------------------------------------


2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and accounting estimates

The accompanying unaudited consolidated financial statements of Duravest, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited consolidated financial statements. There are no additional material subsequent events or material contingencies that require disclosure. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited consolidated financial statements should be read in conjunction with Plan of operation contained in this report and with the financial statements and accompanying notes included in the annual report on Form 10-KSB for the fiscal year ended December 31, 2004.

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

Principles of consolidation

These financial statements include the accounts of the Company and all subsidiaries from the date of their acquisition.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Fair value of financial presentation

The carrying amounts of the Company's financial assets and liabilities, including cash and cash equivalents, approximate fair value because of their short maturities.

DuraVest, Inc.
(A development stage enterprise)
Notes to Financial Statements
As at September 30, 2005
(Unaudited)

--------------------------------------------------------------------------------



2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Foreign currency translation

Integrated foreign operations are translated using the temporal method. Under this method, monetary items are translated into United States dollars at the rate of exchange in effect at the balance Non-monetary items are translated at historical exchange rates. Expenses are translated at average rates in effect during the period in which they were incurred. Gains and losses resulting from the fluctuation of foreign exchange rates have been included in the determination of income.

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

The Company, as of September 30, 2005, has 1,850,000 stock options (notes 4 and
6) outstanding and had a convertible note payable which could be converted into another 493,044 shares (note 8c).

As the exercice price of 500,000 options will not be determined until November 30, 2005, these equity instruments were not included in the computation of diluted earnings per share.

Reconciliation of the diluted weighted average number of common shares outstanding for the following periods is as follows:


                                                            For the           For the            For the            For the
                                                        three-month       three-month         nine-month         nine-month
                                                       period ended      period ended       period ended       period ended
Number of instruments                                    2005-09-30        2004-09-30         2005-09-30         2004-09-30
-------------------------------------------------   ----------------  ----------------   ----------------  -----------------
Basic weighted average number of
common shares outstanding                                46,766,640        36,766,640         46,253,819         36,766,640
Effect of dilutive stock options                            186,813
Effect of dilutive convertible note                           5,180
                                                    ----------------  ----------------   ----------------  -----------------
                                                         46,958,633        36,766,640         46,253,819         36,766,640
                                                    ================  ================   ================  =================

DuraVest, Inc.
(A development stage enterprise)
Notes to Financial Statements
As at September 30, 2005
(Unaudited)

--------------------------------------------------------------------------------



2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

3 - CHANGES IN ACCOUNTING POLICIES

Stock-Based Compensation

The Company has elected to apply the intrinsic value method of accounting in accordance with Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. Under the intrinsic value method of accounting, compensation expense is recognized if the exercise price of the Company' s stock options is less than the market price of the underlying common stock on the date of grant. Stock-based compensation is recognized on the straight-line basis over the vesting period of the individual options.

Under the provisions of SFAS 123, companies that elect to account for stock-based awards in accordance with the provisions of APB 25 are required to disclose the pro forma net income (loss) that would have resulted from the use of the fair value based method under SFAS 123.

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

DuraVest, Inc.
(A development stage enterprise)
Notes to Financial Statements
As at September 30, 2005
(Unaudited)

--------------------------------------------------------------------------------



4 - BUSINESS ACQUISITIONS

On January 14, 2005, the Company issued to Hunter Fund LTD, a British Virgin Islands' Corporation ("Hunter Fund"), 10,000,000 shares of Duravest's common stock in exchange for the transfer from Hunter Fund to Duravest of all of the outstanding stock of Cardio Management Systems, Inc., a corporation organized under the Canada Business Corporations Act ("Cardio"). Pursuant to this transaction, Cardio becomes a wholly-owned subsidiary of Duravest. Hunter Fund had provided the CDN $7,500,000 to Cardio, which it used to make its second investment in Estracure, a corporation organized under the Canada Business Corporations Act ("Estracure"). This second investment made on January 14, 2005 consists of the acquisition by Cardio of an additional 482,966 shares of Estracure, making Cardio the majority shareholder of Estracure with 50.10% of all the issued and outstanding common shares. In exchange for its CDN $7,500,000 provided to Cardio, Hunter Fund had received 9,000,000 shares of newly issued stock of Cardio and an assignment of 1,000,000 outstanding shares of Cardio from the president and director of the Company. Thus, at the time of the Duravest acquisition of Cardio, Hunter Fund owned all of Cardio's outstanding stock.

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

The acquisitions were accounted for using the purchase method and the operations of the companies acquired are included in the consolidated earnings since the acquisition date. The preliminary purchase price allocation is as follows:

                                                                             $
                                                              -----------------

Current assets                                                         763,984
Goodwill and intangible assets (a)                                   7,039,007
Current liabilities                                                 (1,038,180)
Non-controlling interest                                            (2,813,303)
                                                              -----------------
                                                                     3,951,508
Cash at acquisition                                                  6,521,329
                                                              -----------------
                                                                    10,472,837
                                                              =================

DuraVest, Inc.
(A development stage enterprise)
Notes to Financial Statements
As at September 30, 2005
(Unaudited)

--------------------------------------------------------------------------------


4 - BUSINESS ACQUISITIONS (continued)
                                                                             $
                                                              -----------------

Stock options issued                                                   468,837
Stock issuance                                                      10,004,000
                                                              -----------------
Total consideration                                                 10,472,837
                                                              =================

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

6 - STOCK OPTIONS

In addition to the option grant discussed in note 4, the Company granted and issued the following:

-    On September 1, 2005:

     - To the president and chief executive officer of the Company, pursuant to an employment agreement, an option to purchase up to 500,000 shares of the Company's common stock exercisable after November 30, 2007 and on or before November 30, 2010; exercise price equal to the mean of the bid and ask price of the stock on November 30, 2005 (end of "trial period") or $0.88 per share whichever is greater; and if he ceases to be chief executive officer of the Company during the first two years of this stock option (before November 30, 2007), the option will reduce to an option to purchase a maximum of 250,000 shares;

-    On September 7, 2005:

     - To the Company's president and chief executive officer, an additional option to purchase up to 250,000 shares of the Company's Common Stock at $0.88 per share.

          To a director of the Company, an option to purchase up to 250,000 shares of the Company's Common Stock at $0.88 per share.

DuraVest, Inc.
(A development stage enterprise)
Notes to Financial Statements
As at September 30, 2005
(Unaudited)

--------------------------------------------------------------------------------



6 - STOCK OPTIONS (Continued)

          The right of these two optionees to exercise the options shall vest in the optionees on September 1, 2006 provided that the optionees, who were elected as directors of the Company on September 6, 2005 continue to so serve as directors through August 31, 2006. If the optionees cease to serve as directors of the Company prior to September 1, 2006, the options shall terminate as of the date of the cessation. The options may be exercised in lots of no less than 500 shares at any time after August 31, 2006 and on or before August 31, 2010.

     - To the representative of the Company's controlling shareholder, and a director of Estracure, a controlled subsidiary of the Company, an option to purchase up to 250,000 shares of the Company's Common Stock at $0.65 per share.

          The option has immediate vesting and may be exercised in whole at any time and in part from time to time in lots of no less than 500 shares on or before September 31, 2010. The intrinsic value calculated under APB 25 is $57,500 and has been accounted for as stock based compensation in the consolidated statements of operations.

The fair value of the options granted during the period was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk free interest rate of 4.0%, expected volatility of 132%, an expected option life of 5 years and no expected dividends. The weighted average fair value of options granted was $0.77 per share.

The following table illustrates the effect on net loss per share as if the fair value method had been applied to all grants of stock options:


                                                            For the           For the            For the            For the
                                                        three-month       three-month         nine-month         nine-month
                                                       period ended      period ended       period ended       period ended
                                                         2005-09-30        2004-09-30         2005-09-30         2004-09-30
                                                    ----------------  ----------------   ----------------  -----------------
                                                                  $                 $                  $                  $
Net gain (loss) - as reported                                97,294           (45,742)          (444,032)           (92,437)
Stock-based compensation expense
included in net loss - as reported                           57,500                               57,500
                                                    ----------------  ----------------   ----------------  -----------------
                                                            154,794           (45,742)          (386,532)           (92,437)
Stock-based compensation expense
determined under fair value method                          220,670                              220,670
                                                    ----------------  ----------------   ----------------  -----------------
Net loss - pro forma                                        (65,876)          (45,742)          (607,202)           (92,437)
                                                    ================  ================   ================  =================

Net loss per share (basic and diluted) -
as reported and pro forma                                         -                 -              (0.01)                 -
                                                    ================  ================   ================  =================


DuraVest, Inc.
(A development stage enterprise)
Notes to Financial Statements
As at September 30, 2005
(Unaudited)

--------------------------------------------------------------------------------



7 - RELATED PARTY TRANSACTIONS

Funds disbursed

Disbursements totaling $37,816 have been paid to officers, companies owned by shareholders, and other related parties during the periods ended September 30, 2005 for administrative fees, consulting services rendered and reimbursement of expenses paid on behalf of the Company.

Notes payable

On June 1, 2004, with the Board of Directors' approval, the Company borrowed a total of $100,000 from Fulton Partners, a related company. The control person of Fulton Partners is a former officer of the Company and is also the owner of Herne Financial Limited, a shareholder of the Company. The note is unsecured, bears interest at a rate of 6% per annum, with the interest and principal payable on demand. No interest has been paid on the note as at September 30, 2005.

8 - NOTES PAYABLE - UNRELATED PARTY

a) On November 24, 2004, with the Board of Directors' approval, the Company borrowed a total of $125,000 from an unrelated company. The note is unsecured, bears interest at a rate of 4% per annum, with the interest and principal payable in monthly instalments of $3,689 beginning December 24, 2004. The final payment is due November 2007. No payments were made on this note as at September 30, 2005.

b) On January 27, 2005, with the Board of directors' approval, the Company borrowed a total of $200,00 from an unrelated company. The note is unsecured, bears interest at a rate of 4 % per annum, with the interest and principal payable in monthly instalments of $5,905 beginning February 27, 2005. The final payment is due January 2008. No payments have been made on this note as at September 30, 2005.

c) On September 1, 2005, with the Board of directors' approval, the Company borrowed a total of $100,000 from an unrelated company. On the same date, this note was consolidated with the above two notes described in a) and b) plus accrued interest for an aggregate note of $433,879. The consolidated note bears interest at 5% per annum. The accrued interest as of August 31st of each year is payable within 10 days of this date during the term of the note. The principal of the note, together with any then unpaid interest, is payable on August 31, 2008. The holder of this note is entitled, at the holder's option, to convert any or all of the unpaid principal and any accrued but unpaid interest into shared of the Company's common stock at the conversion price of $0.88 per share.

     In case the Company shall issue or sell any common stock for cash at consideration per share less than $0.88 per share, the conversion price will be adjusted to equal that per share consideration received by the Company upon the sale of its common stock.

9 - COMMITMENT AND CONTINGENCIES

The Company conducts its operations from leased facilities, under operating leases on a month-to-month basis, which can be terminated by either party upon giving notice 60 days in advance. At September 30, 2005, future minimum lease payments and rent usage tax were $0.

Item 2.  Plan of Operation
-------  -----------------

General.
--------

     Information is set forth herein concerning (i) recent material events involving DuraVest, Inc. ("DuraVest") occurring since June 30, 2005; (ii) Estradiol Project of Estracure, Inc. ("Estracure"), a majority owned subsidiary of DuraVest; and (iii) DuraVest's acquisition of its Estracure interest and the contractual relations between the companies.

Recent Events.
--------------

     On September 6, 2005, the Board of Directors of Duravest was reorganized. Dr. Ogan Gurel and Mr. Friedrich W. Goebel were elected to the Board of Directors by the resignations from the Board of Ms. Patti Cooke and Michael A. Eustace, the previous directors. Dr. Gurel was elected President, Chief Executive, Financial and Accounting Officer and Mr. Goebel was appointed as the Audit Committee of the Board.

     Dr. Ogan Gurel, age 41, became a director and the President and Chief Executive Officer of the Company in September of 2005. He was elected to serve as a director for the ensuing year and until his successor is duly elected and qualified. He was elected President until further action of the Board of Directors. He is employed by the Company under the terms of an employment agreement as referred to below. From 1991 to 1997, Dr. Gurel was the President of Jefferson Media/MCAT Intensive Review in New York City, New York. This firm developed, marketed and taught a high-level MCAT preparation course in New York City, Boston and Kansas City. From 1997 through 2000, he was an independent medical consultant in Boston and Lexington, Massachusetts. From January to December of 2001, he was employed as an Associate by Booz/Allen/Hamilton, a global strategy management consulting firm, in Chicago, Illinois. From December of 2001 to January of 2005, he was the Vice President and Medical Director of SG-2, LLC, a medical research and consulting firm in Evanston, Illinois. From January of 2005 to the present, he has been the Chairman and Chief Executive Officer of Aesis Research Group, a Chicago, Illinois firm providing intelligence, information and research services in the health care and life sciences sectors. Dr. Gurel presently acts as an Adjunct Professor in the School of Science & Mathematics of Roosevelt University in Chicago. Illinois. He has also taught as a Teaching Fellow or Teaching Assistant at Columbia University, in New York City and Harvard Medical School in Cambridge, Massachusetts. Dr. Gurel received a Bachelors Degree in Biochemical Sciences cum laude from Harvard University in 1986, a Masters Degree in Biochemistry & Molecular Biophysics from Columbia University in 1991 and a Doctor of Medicine Degree (Alpha Omega Alpha) from Columbia University College of Physicians and Surgeons in 1996.

     Friedrich Wilhelm Goebel, age 42, became a director of the Company in September of 2005 to serve for the ensuing year and until his successor is duly elected and qualified. From September 1987 to September of 1996, Mr. Goebel was employed as a director of Bayerische Hypotheken-und Wechsel-Bank, a German financial institution. From September of 1996 to March of 1999, he served as a director of S G Cowen, an investment banking firm specializing in the fields of technology and health care. From December of 1999 to the present, he has been an investment banker with and the Chief Executive Officer of Viscardi AG, an investment and merchant banking firm in Munich, Germany. Mr. Goebel received a Bachelors Degree in Business and Finance from the University of Cologne in 1984 and a Masters Degree in Business Administration from the European School of Business in 1987.

     On September 7, 2005, DuraVest issued stock options to purchase shares of its common stock as follows:

     1. An option to purchase up to 250,000 shares at $0.80 per share was issued to Dr. Ogan Gurel. If he serves as a director for one full year the option vests and is exercisable until September 6, 2010; otherwise the option terminates on September 6, 2006.

     2. An option to purchase up to 250,000 shares at $0.80 per share was issued to Friedrich W. Goebel. If he serves as a director for one full year the option vests and is exercisable until September 6, 2010; otherwise the option terminates on September 6, 2006.

     3. An option to purchase up to 250,000 shares was issued to Petr Ondrousek, the representative to DuraVest of Hunter Fund, Ltd., its controlling shareholder, and a director of Estracure. The option is exercisable at $0.65 per share until September 1, 2010.

     In addition, the Employment Agreement with Dr. Gurel provides that if Dr. Gurel's services are continued by the Board of Directors after November 30, 2005, he will be granted an additional stock option to purchase up to 500,000 shares of DuraVest's common stock at a per share price equal to the higher of $0.88 of the mean of the bid and ask price of the stock on November 30, 2005. If Dr. Gurel ceases to be the Chief Executive before December 1, 2007, the option will reduce to an option to purchase up to 250,000 shares. The option is exercisable between December 1, 2007 and November 30, 2010.

     As of September 1, 2005, DuraVest issued its Convertible Promissory Note ("Note") for $433,951. The Note is due August 31, 2008 and bears interest, payable at 5 per annum. The principal and any unpaid interest, is convertible during its term into shares of DuraVest's common stock at $0.88 per share. The Note was issued to the holder in consideration of a loan of $100,000 and replacement of two previous notes whose principle and interest totaled $333,951.

     Additional information with respect to: (i) the reorganization of management; (ii) the Employment Agreement between DuraVest and Dr. Gurel; and
(iii) the issuance of stock options and a Convertible Promissory Note by DuraVest is set out in DuraVest's Form 8-K dated September 7, 2005 and filed on September 13, 2005 and the Exhibits thereto.

The Estradiol Project
---------------------

     On January 14, 2005, DuraVest acquired all of the outstanding stock of Cardio Management Systems, Inc., a corporation organized under the Canada Business Corporation Act ("Cardio") in exchange for 10,000,000 newly issued shares of DuraVest's common stock. Cardio's only material asset is a majority of the outstanding stock (742,966 out of 1,482,966 outstanding shares) of Estracure, a corporation organized under the Canada Business Corporation Act.. Estracure is involved in the research, development and commercialization of the use of "Estradiol" to reduce restenosis after angioplasty ("Estradiol Project"). This acquisition was completed under the Conditional Stock Exchange Agreement between DuraVest, Cardio and Cardio's shareholder dated April 4, 2002 (filed as
Exhibit 12(d) to DuraVest's Form 10-QSB for the three-month period ended March 31, 2002) and the Amendment to it dated March 29, 2004 (filed as Exhibit 12(d)(1) to DuraVest's Form 10-KSB for the year ended December 31, 2003). The 10,000,000 shares of DuraVest issued to the Cardio shareholder were issued as "restricted securities" as such are defined under the Securities Act of 1933, as amended ("Securities Act").

     Estracure's Estradiol Project was developed by a team of Canadian medical researchers working under the auspices of the Montreal Heart Institute. They began research in 1997 to determine why arteriosclerosis and other diseases creating indurations of the arteries occurred more frequently in men than women. They focused their efforts on the potential role of naturally occurring hormones unique to women in blocking the onset of arteriosclerosis or other indurations of the arteries. After preliminary trials they focused their efforts on a form of Estradiol (17-beta Estradiol), a female sex hormone of the estrogen family. At this point their goal was to develop a product and treatment which would reduce the recurrence of blockage following an angioplasty procedure, a non-surgical interventional procedure using a tiny balloon to open blocked arterial passages and the use of intravascular stents. The Estracure treatment involves the application or injection of Estradiol during the angioplasty procedure to impede the re-blocking of the arterial passage.

     The results of the research to date have been promising. The initial studies have been followed by work in a clinically relevant animal model, the stent porcine coronary artery model, where there was confirmation that local delivery of 17-beta Estradiol significantly decreases neointimal hyperplasia and significantly enhances re-endothelialization and endothelial function after PTCA.

     Under the approval of Canadian Health authorities, conducted Phase IIb human clinical trials. The multicenter study (10 centers) aimed to determine the effects of local perfusion of 17-8-Estradiol in the restenosis process following PTCA and/or stent implementation. A dose of 17-8-was infused locally by a catheter simultaneously with the PTCA procedure. Patients will be followed for a period of one year with an angiographic control at six months to evaluate restenosis. A 60 patients sub-group will be submitted to an angiographic evaluate endothelial function. This study was initiated in the third quarter of 2002 and recruitment was completed by the end of 2004. On October 28, 2005, Dr. Jean-Francois Tanguay, M.D., SPSQ, FRCP of the Montreal Health Institute and the Chief Scientific Officer of Estracure, announced the results of the Phase II clinical trial involving 299 patients. The trial compared the safety and efficiency of 17-B-estradoil with a placebo through local injection of the Estradiol at the site of conventional angioplasty stenting. With respect to the safety issue, the 17-B-estradoil treated patients experienced one-third less major adverse cardiac events (MACE) and an over two-thirds reduction in urgent percutaneous coronary intervention (PCI).

     The management of DuraVest and Estracure view these safety results (in fact, safety improvements over placebo) as positive and a reason to move forward with the research and development of the Estradiol Project. On the efficacy side, a strong trend towards reductions in clinical restenosis (even with the brief and transient dosing that was involved with this simple injection "proof-of-concept" trial) was revealed. For example, one important measure of clinical restenosis is target lesion revascularization (TRL) which refers to the need for a repeat procedure to open up a restenosed vessel. In this trial, the high-dose 17-B-estradiol group experienced a one-third reduction in TLR. Simply put, the 17-B-estradiol patients required substantially less such repeat procedures than those treated with placebos. This means less exposure to repeat procedural risk, less overall cost and grater quality of life for patients.

     The Estradiol Project is moving forward on several fronts. Animal (pig) trials with the actual proprietary 17-B-estradiol eluting stent are already in progress. Preliminary results have indicated that our stent is performing to anticipated safety and technical specifications. Phase III trials using these stents in human patients are planned in Europe in the first half of 2006. The clinical trial requirements for Europe and the U.S. are different and often such trials are conducted in Europe before moving to the U.S. market. We are moving forward rapidly with out clinical trial development and hope to have preliminary results by 2007 with submission to the appropriate European and U.S. regulatory authorities to proceed soon after that.

     Contrary to other anti-restenosis drugs presently in clinical evaluation, 17-8-Estradiol is a non-toxic naturally occurring hormone that has been shown by Estracure's scientific team to have a dual beneficial effect in improving vascular healing and preventing restenosis after angioplasty. The to-date studies have demonstrated that local delivery of 17-8-Estradiol significantly decreases neointimal hyperplasia after PTCA without secondary effects.

     Estracure believes that it presently has sufficient funds for its pre-clinical and clinical programs (including the development and clinical evaluation of an Estradiol drug eluting stent) for at least the next six months. There is no assurance these funds will be sufficient to develop Estradiol as a marketable product.

     In addition, the acquisition by Cardio of Estracure has greatly increased DuraVest's administrative and operating costs. Since DuraVest has no revenue source, it will have to obtain additional working capital to cover these expenses, and if necessary to provide additional funding to Estracure. There are no present definitive arrangements under which DuraVest can obtain additional funding and no assurance it will be able to do so.

Acquisition of Estracure Interest and Contractual Relations.
------------------------------------------------------------

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

     The Estracure Minority Shareholders may, at any time before December 31, 2005, exercise their Exchange Option by giving collective written notice of exercise to DuraVest concurrently with the delivery by Estracure to the Independent Committee of the information necessary to enable it to make its evaluation of the Estradiol Project under the Option Agreement.

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

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
-------  -----------------

     Not Applicable


Item 2.  Changes in Securities
-------  ---------------------

     Not Applicable


Item 3.  Defaults in Senior Securities
-------  -----------------------------

     Not Applicable



Item 4.  Submission of Matters to a Vote of Securities Holders
-------  -----------------------------------------------------

     Not Applicable



Item 5.  Other Information
-------  ------------------

     Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

     (a)      12(e)(1)       Amending Agreement Dated March 21, 2005 to Option
                             Agreement Dated January 14, 2005 Between
                             DuraVest, Inc., Innovacor Limited Partnership,
                             Cardio at Work, Inc., and Mr. Sam Greenburg

     (b)      12(e)(2)       Second Amending Agreement Dated September 23,
                             2005 to Option Agreement Dated January 14, 2005
                             Between DuraVest, Inc., Innovacor Limited
                             Partnership, Cardio at Work, Inc., and Mr. Sam
                             Greenburg

     (c)      Exhibit 31     Certificate Pursuant to Section 302 of the Sabanes-
                             Oxley Act

              Exhibit 32 Certificate Pursuant to Section 906 of the Sabanes-Oxley Act

     (d)      Form 8-K

              (1) A Report on Form 8-K dated September 7, 2005 was filed by the Issuer during the three-month period ended June 30, 2005 on September 13, 2005. No financial statements were included in this Report.

              (2) A Report on Form 8-K dated October 28, 2005 was filed by the Issuer during the three-month period ended June 30, 2005 on September 13, 2005.

                                   SIGNATURES
                                   ----------

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     DURAVEST, INC.

Dated:   November 14, 2005
                                     By: /s/ Dr. Ogan Gorel
                                        ----------------------------------------
                                        Dr. Ogan Gorel, President, Principal
                                        Executive, Financial and Accounting
                                        Officer